Form 10-K
period 1997-12-31
SOLUCORP INDUSTRIES LTD
filed 1998-04-15
CIK 1051720

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

    [ ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: ___________________

                                       OR

    [X]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1997 to December 31, 1997


                       Commission File Number: [1-13737]


                            SOLUCORP INDUSTRIES LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 YUKON                                               N/A
    -------------------------------                           ------------------
    (State or other jurisdiction of                            (I.R.S Employer
     incorporation or organization)                           Identification No.


250 WEST NYACK ROAD, WEST NYACK, NEW YORK                           10994
-----------------------------------------                         ---------
(Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (914) 623-2333


       Securities registered pursuant to Section 12 (b) of the Act: None


          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock, no par value


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [ ]    No [X]

     As of February 28, 1998, the aggregate value of the registrant's voting stock held by non-affiliates was $____________ (computed by multiplying the last reported sale price on March ___, 1998 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant). [VH & HS]

     As of March ____, 1998, there were __________ shares of the registrant's common stock, no par value, issued and outstanding.

     Documents incorporated by reference:

        Document                                             Form 10-K Reference
        --------                                             -------------------
        Portions of the Registrant's Proxy Statement for its        III
        1998 Annual Meeting (to be filed in definitive form within 120 days of December 31, 1997, the Registrant's
        New Fiscal Year End)

================================================================================

     Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

   GENERAL

     Solucorp Industries Ltd. (the "Company"), incorporated under the laws of the Province of Yukon, Canada (formerly World Tec Industries, Inc.) was formed through an amalgamation (merger) of Livingstone Energy Corp. and Intelicom Systems, Ltd. on June 30, 1987. On April 4, 1997 the Company changed its corporate domicile from British Columbia to the Yukon Territory. The Company is focused on the development, sales and marketing of solution products that meet the needs of the environmental marketplace.

     The Company has developed an innovative and cost effective hazardous heavy metal remediation process for the environmental marketplace. The Company's patent-pending Molecular Bonding System ("MBS(R)") process has been included in the United States Environmental Protection Agency's ("EPA") Superfund Innovative Technology Evaluation ("SITE") program as an innovative solution to the remediation of heavy metals in soils, sludges and ash. The MBS process has been proven in completed contracts in New Jersey, New York, Connecticut, West Virginia, Missouri and Massachusetts. The MBS process results in an immediate chemical reaction changing offensive leaching ions into new non-leaching molecules. The process can be utilized on-site rather than removing soil for off-site treatment. The Company's future product development focuses on the patent enhancements and additional product capability of the MBS process.

     The Company's future plans for sales and marketing of the MBS process will include direct sales and licensing of the process and technology for which the Company would receive license and royalty payments.

     The Company also markets a product called "Mercon(R)," Mercury Vapor Suppressant Product which is used to clean up mercury spills, and suppress the deadly vapors when spills occur. The Company believes the mercury clean up business is limited and declining and sales emphasis is restricted to filling orders for existing customers, and by taking on projects strictly on a referral basis.

     The Company operates an environmental training and consulting business through its wholly owned subsidiary Environmental Training Institute, Inc. ("ETI") in Saddle Brook, New Jersey. ETI offers consulting and training services; Safety, Health and Environmental training in accordance with the Federal Occupational Safety and Health Act ("OSHA"); custom on-site video training materials; instruction on how to avoid OSHA citations; and representation during informal and formal OSHA conferences. The Company also provides lead and asbestos abatement, mercury spill cleanups, air monitoring, consultation for underground storage tank problems, ground water recovery and treatment, transport and disposal of hazardous and non-hazardous materials, design and illustration of monitoring wells, waste management consultation, environmental impact studies and assessment, environmental auditing and permitting, hydrogeology and engineering geology.

     The Company is also in the process of developing a chemical technology to render metals such as lead inert in consumer products such as batteries after the useful life of the product.

     The Company's principal environmental remediation operations are conducted by E.P.S. Environmental, Inc. ("EPS"), a wholly owned subsidiary incorporated in the Province of British Columbia, Canada and through joint venture arrangements. The Company also has several inactive wholly owned subsidiaries. Unless the context otherwise requires the "Company" as used herein refers to the Company and all of its subsidiaries.

     The Company has offices in Vancouver, British Columbia; West Nyack, New York; Regina, Saskatchewan; Saddle Brook, New Jersey; Leawood, Kansas; and San Juan, Puerto Rico. The Company's principal executive offices are located at 250 West Nyack Road, West Nyack, New York 10994. Its telephone number at that location is (914) 623-2333. See "Item 2 - Description of Property."

   ENVIRONMENTAL REMEDIATION

     The Company is principally engaged in the development, sales and marketing of its MBS process, which is an innovative and cost effective hazardous heavy metal remediation process. It was designed to protect clients from the threat of future liability claims, and offer a permanent solution to stabilizing heavy metals. The MBS process stabilizes heavy metals in soils, sludges, ashes and bag house dust by chemically rendering leachable metal ions inert by bonding them to non-leachable molecules. The MBS process utilizes a powder added to excavated soil or sludge in a pug mill operation. It also can be applied in-situ (directly to contaminated soil) which eliminates the costly excavation and processing associated with soil removal from the ground prior to treatment. These processes stabilizes all toxic characteristic metals identified in the United States Resource Conservation Recovery Act ("RCRA"), and can treat multiple metals concurrently. The MBS process has proven, through long term stability testing (Multiple Extraction Procedure), to not leach for more than 1,000 years and has been proven under all recognized regulatory protocols (TCLP, SPLP, SWEP, and CAL
WET) to not only meet, but to exceed minimum standards. The MBS process maintains the pH levels in the media within a range where the insolubility of the heavy-metal sulfides is assured. The process also provides buffer capacity to ensure that the pH is not significantly altered by the addition of acids or caustics to the media. In the MBS process, waste is crushed and screened, reducing particles to a one-inch diameter for maximum contact with a proprietary reagent mixture. The powdered reagent, created for site-specific conditions, is mixed with waste in a closed hopper pug mill. After water is added to the mixture to catalyze the reaction and aid in mixing, the treated substance goes to a stockpile. Vapors from the mill go through a regenerable wet scrubber and a carbon absorption system. The dried soil is then tested to ensure compliance with regulatory limits. Clean soil is returned to the site or transported to a non-hazardous landfill for disposal.

     The Company has mobile remediation systems that can be brought to a site and set up in a matter of hours or days, depending upon the size of the project. Currently the Company has three different machines capable of performing the MBS process on the particular site. When not in use, these machines are stored in a warehouse. It can be installed at the end of a processing line to render hazardous waste non-hazardous at the source. A customized MBS mixing system can be installed into a manufacturing line to convert a hazardous metal waste, such as slag or bag house dust, into a non-hazardous material. Accordingly, the Company believes that customers with in-line manufacturing systems that produce hazardous heavy metal waste can save significant amounts of money on transportation, disposal and insurance costs, and have a safer facility by using the MBS process. The process can operate at rates up to 90 metric tons per hour depending on site conditions. Metals amenable to the MBS process include arsenic, cadmium, chromium, copper, lead, mercury, nickel, silver and zinc. This system is also effective with mixed wastes or chemical compounds. Soils processed with MBS have successfully met toxicity characteristic leaching procedure requirements and in many cases, metals are virtually undetectable. No residuals or byproducts are generated by the MBS process. The Company has already successfully completed on-site applications in Jersey City, New Jersey; Waterbury, Connecticut; Roanoke, Virginia; Buffalo, New York; and Egremont, Massachusetts. They recently set up an in-line operation in Buick, Missouri which is currently capable of processing hazardous slag 24 hours a day.

     The Company's MBS process has been accepted by the EPA SITE program as an innovative solution to the remediation of heavy metals in soils, sludges, ash and other manufacturing waste streams.

     The Company also markets the Mercon(R) line of products which is used throughout the United States in emergency response clean-up projects including those contracted by the EPA. These certain chemicals facilitate collection of mercury and prevent its methylation in water. Mercon is a line of premium quality mercury suppressant products used to clean up mercury spills, and suppress the deadly vapors present when a spill occurs. Unique properties of Mercon include it being non-toxic and bio-degradable. Mercon products are used mostly in hospitals, dental offices and laboratories. Industrial applications are now minimal as most industries which required high cost mercury clean ups have switched to newer, non-mercury dependent systems. Due to this switch the Company believes the market for such services are minimal and has not pursued an active marketing campaign. Instead, the Company only fills orders for existing customers and takes jobs on a referral basis.

   LICENSING AGREEMENTS AND PATENTS

     To protect the uniqueness of the Company's remediation process and ensure that it is the sole owner of this process, the Company has secured, and has patents pending in the United States and Canada.

     The Company is the sole and exclusive owner of the MBS Process. To that extent it has patents pending, under U.S. Patent Application #08,399,784 and Canadian Patent Application #2,137,996. On April 16, 1996 the Company obtained trademarks for the terms "Solucorp" and "MBS" under the Trademark Act of 1946, as amended with The United States Patent and Trademark Office. These Trademarks remain in force for ten years, unless sooner terminated as provided by law. MBS was registered for chemicals for use in soil remediation in Class 1, and Solucorp was registered for hazardous waste management and destruction of waste by means of soil remediation, in Class 42. The Company has also been assigned European Community Trademark Application Numbers for these terms, 00044154 and 000440750 respectively.

     Management believes that by licensing the MBS technology, the Company can realize greater revenues by establishing licensing arrangements throughout the world for which it will receive license and royalty fees. The Company has entered into several licensing arrangements covering the United States, Canada, Europe and China and will continue to seek such arrangements.

     In October 1995 the Company entered into an exclusive licensing agreement with John Beech Remediation, Ltd. ("JBRL"), a subsidiary of John Beech Limited, to utilize the Company's soil remediation process, and to market of the Company's MBS soil remediation technology in the United Kingdom. Under the terms of the agreement, JBRL must remediate soils utilizing the Company's MBS process to certain minimum revenue levels each year, pay the Company an annual licensing fee and pay a royalty per ton of soil remediated. This agreement was superseded by a new agreement dated August 1, 1997 between the Company and John Beech Limited ("JBL") which commences when JBL is officially recorded as listed on the Alternative Investment Market ("AIM"). This new agreement redefined the minimum volume requirements and the compensation arrangement between the parties.

     In November 1996 the Company entered into a licensing agreement with Global Technologies, Inc. ("Global"), a British Columbia company, whereby Global was granted the right to utilize the MBS process in Canada for a period of five years.

     Effective on September 15, 1997, the Company finalized an exclusive license with Hong Kong based Smart International Ltd. ("Smart") to market and utilize the Company's MBS technology in the People's Republic of China. The agreement provides for annual licensing and royalty fees.

   SOURCES OF NEW MATERIALS

     The Company's MBS process requires the use of certain chemical compounds at certain concentrations. The Company relies on two major suppliers for sufficient quantities of this chemical compound which is vital to the MBS process. Although the Company currently has arrangements with suppliers to procure an ongoing supply of a sufficient quantity of the chemical compound, the Company may, from time to time suffer shortages and possible cost increases for this material. Accordingly, the Company's ability to perform contracts and continued sales at a profitable level could be adversely affected.

     The Company has entered into a contract with Smart whereby Smart will supply chemicals for the Company's MBS process. Smart was specifically established to produce the chemical compound used in the MBS process by the principals of Smartec, a supplier of products to various international customers such as Ericsson, Philips and Tandy. Smart's chemical productions facilities are in China. In addition, through its relationship with Smart and a group of private Chinese investors, the Company has undertaken a plan to provide a reliable long-term source for the primary component in MBS. This relationship is expected to provide the Company with a joint ownership interest in an integrated manufacturing network comprised of three (3) facilities in China. This association will expand the Company's R & D capabilities and safeguard its MBS patent in China as well as secure quality production for world-wide distribution.

     The Company also purchases some of the chemical compounds used in the MBS process from Best Sulfur. The Company is under no written obligation to purchase any set quantity from Best Sulfur, rather, the Company executes purchase orders with Best Sulfur as the need arises for additional quantities of the chemical compound.

   MARKETING AND SALES

     The Company markets and sells its services and products through the efforts of its in-house sales personnel and by entering into agreements with various marketing companies. As more fully described hereunder, the Company has entered into several different marketing agreements including joint marketing and operations agreements and sales representative agreements to market and sell the Company's products and services throughout the world. The Company believes that by forming relationships with established consulting firms it will realize greater revenues by establishing company and product credibility, market awareness, and a definite customer base.

     On or about October 1995 the Company entered into a contract with IDM Environmental Corp. ("IDM") which provides joint marketing and operations for the Company's MBS process. This resulted in the Company participating in a remediation project in Egremont, MA and being included in a remediation contract with IDM at the Los Alamos National Laboratory site in New Mexico.

     On December 17, 1996 the Company entered into a Joint Marketing and Operations Agreement with Roy F. Weston, Inc. ("Weston"), a Pennsylvania corporation. Weston is a company that provides engineering, construction, and environmental management services to businesses. Weston is to market and provide field management for some of the Company's products and/or services for a period of three years.

     The Company, through its subsidiary EPS, entered into a Sales Representative Agreement with ENSCI Environmental ("ENSCI"), a subsidiary of American Eco Corp., for a term of three years. ENSCI will market and promote all of the Company's products and services, including the MBS process, by identifying specific accounts and/or projects where heavy metal contamination is present and then, based on a specific sales/marketing plan, register the account with the Company.

     On November 20, 1997 the Company entered into a one year non-exclusive finders agreement with Quest International Technologies ("Quest") to promote the Company's soil remediation process. As a result of Quest's efforts, the Company will pay 3% of the gross revenues generated which are payable 10 days after receipt from any third party.

   COMPETITION

     The United States remediation construction market, according to the Eighth Annual State of the Industry Report prepared by Farkas Berkowitz & Company, was $3.5 billion in 1995, which represented a twenty percent increase over 1994. It is continuing to undergo a market restructuring fueled by regulatory changes, declines and/or shifts in government spending, and the emergence of very large remediation companies via vertical integration and cross service acquisition.

     A key emerging market trend is the shift from transportation and disposal to on-site remediation, due to the recent availability of more effective treatment technologies and meaningful economic incentives with on-site remediation. The 1996 heavy metal market was estimated to be approximately ten million tons consisting of three main segments; (i) Hazardous Waste Facilities (land fills and treatment, storage, and disposal facilities); (ii) Manufacturing Operations (producers of hazardous waste); and (iii) Site Remediation (projects for the clean up of contaminated sites.)

     The remediation market is perceived to offer minimal product differentiation and is characterized by a general reluctance to try new products. The Company believes this stems from the generator/primary responsible party ("PRP") reluctance to risk a possible future liability with unproven products. Additionally, environmental consultants generally take a very conservative approach in evaluating remedial design alternatives. The remediation solutions that have historically dominated the market, including, Portland Cement, Cement Kiln dust, and Lime, are coming under increasing public and private scrutiny, because they are not providing PRP's with long term protection. With increasing frequency, the "caps" that were used on many SuperFund sites are now cracking and exposing the environment to toxic materials.

     The Company's MBS process competes against three primary remediation categories: (i) Solidification and Stabilization, (ii) Vitrificaton, and (iii) Soil Washing. Each of these have several treatment technologies available. Solidification and Stabilization as the primary category of remediation used for heavy metals accounting for approximately ninety percent (90%) of market usage. The MBS process compares favorably against solidification and Stabilization, with its advantages being cost, versatility and efficacy.

     The Company believes that its MBS process has certain price and efficacy advantages over competing soil remediation technologies. However, the Company competes against firms that are significantly larger and have far greater capital, scientific and marketing resources than the Company.

   GOVERNMENTAL REGULATION

     The EPA is the principal federal agency responsible for environmental matters, including the disposal and discharge of hazardous substances. State and local governments are involved in implementing environmental programs on a state and local level. EPA, state and local policies can adversely affect the demand for the Company's services by relaxing regulations requiring tests, by delaying the effective date of regulations which require tests and by relaxing its enforcement efforts. Furthermore, to the extent that the budgets of administrating agencies are reduced, or funds not made available to them, the demand for the Company's services can also be adversely affected. Applicable federal legislation includes the RCRA, the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act, Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), and the Superfund Amendments and Reauthorization Act ("SARA") and the Technical Standards and Corrective Action Requirements for Owners and Operators of Underground Storage Tanks Act ("UST").

     The Company's activities and its facilities are subject to regulation under federal, state and local laws, ordinances and rules and regulations relating to the environment, environmental quality and occupational health and safety including the RCRA, OSHA and similar state laws and regulations promulgated thereunder. The Company receives and uses various hazardous chemicals in its environmental testing operations, and is licensed for these activities. While the Company believes that its operations have at all times been conducted in compliance with all federal, state and local environmental laws and regulations, any business handling hazardous waste is subject to potential contingent liabilities under certain of these laws. The full impact of applicable laws and regulations on the Company is difficult to predict because of their complex nature and the possibility of changes, and because of political and economic pressures. In connection with the Company's business of waste analysis, the Company believes it is acting in compliance with applicable environmental laws.

     In response to the increasing public and private awareness to the long term results from previous remediation initiatives, the EPA has submitted changes to rules defining the acceptable levels of Toxic Characteristics (TC) metals, and is attempting to have these changes enacted in the near future (see chart below of a sample of these proposed changes). The EPA's goal is to abandon the levels set in the RCRA and adopt the far more stringent Universal Treatment Standards (UTS). These proposed changes to the acceptable TC levels benefit the Company, because MBS is already capable of achieving these new levels without additional cost, equipment, or volume increase for the treated materials. Management believes that the same cannot be said for most competitors in the market. Management also believes that traditional technologies are probably not capable of achieving the proposed new levels without significant cost increases.

--------------------------------------------------------------------------------
           SAMPLE OF PROPOSED CHANGES FOR TOXIC CHARACTERISTICS METALS
--------------------------------------------------------------------------------

===============================================================================
                               |  Old Approved  |  Proposed New  |
        TC METAL               |   RCRA Levels  |  "UTS" Levels  |   % Variance
-------------------------------|----------------|----------------|--------------
Arsenic                        |       5.0      |     5.0        |    (N/C)
-------------------------------|----------------|----------------|--------------
Barium                         |     100.0      |     7.6        |      92.4%
-------------------------------|----------------|----------------|--------------
Cadmium                        |       1.0      |     0.19       |      81.0%
-------------------------------|----------------|----------------|--------------
Chromium (Total)               |       5.0      |     0.86       |      82.8%
-------------------------------|----------------|----------------|--------------
Lead                           |       5.0      |     0.37       |      92.6%
-------------------------------|----------------|----------------|--------------
Mercury (Retort Residues)      |       0.2      |     0.2        |    (N/C)
-------------------------------|----------------|----------------|--------------
Mercury (All Others)           |       0.2      |     0.02       |      87.5%
-------------------------------|----------------|----------------|--------------
Selenium                       |       1.0      |     0.16       |      84.0%
-------------------------------|----------------|----------------|--------------
Silver                         |       5.0      |     0.30       |      94.0%
===============================================================================

INSURANCE

     The Company maintains a Commercial General Liability Policy on an occurrence basis which expires June 1998 with an aggregate limit of $4,000,000 and a Contractors Pollution Liability Policy with liability coverage of $2,000,000 on a claims-made basis with a $25,000 deductible which expires June 1998. The Commercial General Liability Policy contains various exclusions, including claims related to discharge of pollutants, radioactive matter, and asbestos.

     The Company intends to maintain the same coverage, either by renewal or by obtaining similar coverage. However, no assurances can be given that the Company will be able to maintain any or all of the above described policies of insurance which may also be canceled before expiration in accordance with the terms of each policy. Further, while management believes this coverage is adequate, there can be no assurance that a recovery or settlement of a material claim will not exceed the Company's coverage.

     All of the aforementioned policies are maintained by the Company through the Reliance Insurance Company and Hartford Insurance Company.

EMPLOYEES

     As of December 31, 1997, the Company had nineteen full time employees. Of these employees four were executives, five were engaged in sales, three in technical activities and seven were in administrative and support functions.

     The Company is not subject to any collective bargaining agreement and management believes that its employee relations are good.


ITEM 2. PROPERTIES.

     The Company occupies an office of approximately 7,000 square feet at 250 West Nyack Road, West Nyack, New York pursuant to a sublease agreement commencing March 1, 1996 for a six year term at a rent of (U.S.) $12,000 per month.

     The Company also occupies an office at 1413 Juncos Avenue, Santurce Puerto Rico. The Company entered into a four year lease commencing June 1, 1996 with a monthly rent of (U.S.) $675 and has prepaid (U.S.) $27,385.68 in rent by allowing Dr. Robert Sheldon, President of 1413 Fernandez Juncos, Inc. (the landlord of the premises) to exercise warrants previously issued to him.

     The Company also occupies an office at 105-1093 West Broadway, Vancouver, British Columbia pursuant to a month to month lease arrangement at a monthly rent of (U.S.) $600. The Company also occupies an office at 515 Victor Street, Saddle Brook, New Jersey pursuant to a one-year lease agreement commencing May 1, 1997, with a monthly rent of (U.S.) $1,300 for the first six months and (U.S.) $1,400 for the remaining six months.

     The Company also maintains offices in their salesman's homes in Saskatchewan, Canada, and Kansas, U.S.A. The Company has no written leases for these offices and pays no monthly rent for them.

     Management believes that all of the aforementioned properties are adequately covered by insurance and are adequate for the Company's present and planned future operations.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject only to routine legal proceedings incidental to the Company's business which do not involve claims for damages exceeding 10% of the Company's current assets.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market via the Electronic Bulletin Board under the symbol "SLUP". The following table shows the range of high and low bid quotations for shares of the Company's Common Stock for the calendar quarters indicated. Prior to August 6, 1996, the Company's Common Stock was traded on the Vancouver Stock Exchange ("VSE"). Prices prior to August 6, 1996 are not presented.

                                                           (In U.S. Dollars)
                                                           High        Low
                                                           -----      -----
1998
----
  First Quarter (through March 18, 1998) ...........       $7.37      $3.31


1997
----
  First Quarter ....................................       $6.50      $1.69
  Second Quarter ...................................       $4.19      $2.31
  Third Quarter ....................................       $3.87      $1.91
  Fourth Quarter ...................................       $6.19      $3.37


1996
----
  Third Quarter (beginning August 6, 1996) .........       $9.12      $1.15
  Fourth Quarter ...................................       $7.81      $1.53


     As of February 28, 1998, the Company's Common Stock was held of record by 367 persons. The Company estimates that there are at least 5,000 additional shareholders whose shares are held by brokerage firms, banks and depositories. On that date, the last sale price on the Electronic Bulletin Board was $3.94.

SHAREHOLDER PROTECTION RIGHTS PLAN

     The Company's shareholders approved a shareholders protection rights plan (the "Rights Plan") at an Annual General Meeting of Shareholders held December 18, 1996. The Rights Plan is effected through an agreement (the "Rights Plan Agreement") with The R-M Trust Company (the "Rights Agent") executed in December 1997 and is subject to the Rights Plan's compliance with the registration requirements of applicable Canadian, Federal State Law.

     Under the Rights Plan, share purchase rights (the "Rights") will be issued to holders of common shares at the rate of one Right for each common share outstanding at such time on such date as shall be agreed to between the Company and the Agent under the Rights Plan Agreement (the "Record Time"). Initially, each Right will entitle the holder thereof after the Separation Time (as defined in the Rights Plan Agreement) and before the Expiration Time (also as defined in the Rights Plan Agreement) to purchase one common share for $100.00, subject to adjustment in certain circumstances.

     As discussed in greater detail below, if any person were to make a take-over bid which is not a Permitted Bid (as defined in the Rights Plan Agreement), the Rights (except those held by the person making the take-over bid and certain other related or connected persons (an "Offeror")) would entitle the holders to acquire common shares with a value of $200 for $100, substantially diluting the interest of the Offeror and thus rendering a take-over bid prohibitively expensive. Any Offeror may avoid this result by either negotiating a take-over bid with the Company in advance or making a take-over bid which is a Permitted Bid.

SUMMARY OF THE RIGHTS PLAN CHARACTERISTICS

     Upon a person acquiring Beneficial Ownership of 20% or more of the outstanding common shares, other than through certain "Permitted Acquisitions" (as defined below) including a Permitted Bid, or on terms otherwise approved by the Board of Directors, the Rights entitle their holders (other than the Offeror) to acquire common shares with a value of $200 (based on the then prevailing market price) for $100, with the result that the acquiror may suffer substantial dilution of its interest in the Company.

     The dilutive effects of the Rights are not triggered by a Permitted Bid, which is a Take-over Bid (as defined below) made for all outstanding common shares by take-over bid circular prepared in compliance with applicable laws and certain additional conditions (as set forth below). The "permitted bid" concept, which is found in most of the shareholder rights plans adopted in Canada, is intended to permit shareholders to review and decide upon a take-over bid for themselves, while establishing a minimum standard of fairness and giving shareholders and the Board of Directors sufficient time to evaluate the Permitted Bid.

     As discussed below, the Rights Plan requires that a special meeting of shareholders be called to approve a Permitted Bid. If the Permitted Bid is approved by a majority of the votes cast by Independent Shareholders (as defined below) represented at the meeting in person or by proxy, the bid must remain open for deposits and tenders of common shares for a further period of not less than 10 business days from the date of the public announcement of such approval required to be made by the Offeror, to allow initially non-tendering shareholders to tender their common shares to be the bid if they so choose.

     Pursuant to the role of the Board of Directors to negotiate in the best interests of the Company and to ensure the opportunity for any prospective acquiror to negotiate in good faith with the Board of Directors, the Rights may be redeemed by the Board following the announcement of a Take-Over Bid that is not a Permitted Bid or the occurrence of any transaction in which 20% or more of the outstanding common shares have been accumulated by an acquiror or group other than through Permitted Acquisitions (i.e. "Flip-in Event") at any time prior to the occurrence of such Flip-in Event. In addition, until the occurrence of a Flip-in Event or a "Flip-over Event" (as defined below), the Board of Directors may determine to waive the application of the provisions of the Rights Plan to any transaction that would otherwise be subject to those provisions.

     If a bidder does not wish to make a Permitted Bid he can negotiate with and seek prior approval of the Board of Directors to make an offer on terms which the Board of Directors considers fair to all shareholders. In such circumstances, the Board of Directors may redeem the Rights or waive the application of the Rights Plan, as the case may be, thereby allowing the offer to proceed without dilution to the bidder.

SUMMARY OF THE RIGHTS PLAN TERMS

   Distribution of Rights

     Subject to compliance with Canadian, Federal and State securities laws, the Board of Directors will authorize the Company to issue one Right in respect of each outstanding common share to holders of record as at the Record Time, and will authorize the Company to issue one Right for each common share issued after the Record Time and prior to the "Separation Time" (as defined below). Each Right will become exercisable after the Separation Time at an initial exercise price of $100 (the "Exercise Price"). The Exercise Price is subject to certain adjustments as described below. The Rights Plan Agreement will provide that the Rights will expire on the "Expiration Date", being that date which is 10 years after the date of the Rights Plan Agreement (The "Effective Date"), unless exchanged or redeemed earlier by the Company as described below; the Rights Plan Agreement is subject to reconfirmation by the shareholders of the Company at the first annual general meeting following the five-year anniversary of the Effective Date.

   Dilution

     Upon the occurrence of a Flip-In Event (defined below), each Right (other than any held by the acquiror) will "flip-in" to entitle the registered holder to acquire common shares at a 50% discount from the then prevailing market price. For example, if at the time of such announcement the Exercise Price is $100 and the Common shares have a Market Value of $25 each, the holder of each right would be entitled to purchase 8 common shares for a price of $100 (that is, the number of common shares at 50% of Market Value that can be obtained for the Exercise Price.) Similarly, in the event that the Company undergoes a merger or amalgamation or similar transaction, or disposes of assets (a) aggregating more than 50% of the assets, or (b) which generate more than 50% of the operating income or cash flow, of the Company and its subsidiaries, taken together (a "Flip-over Event"), each Right (other than any held by the acquiror) will "flip-over" to entitle the registered holder to acquire common shares in the continuing or acquiring company at a 50% discount.

   Flip-in Event

     A Flip-in Event occurs when a person becomes an Acquiring Person (defined below). In such event, the directors are required to make provisions so that each Right (except for Rights Beneficially Owned by an Acquiring Person or any affiliate or associate of the Acquiring Person or any person acting jointly or in concert with an Acquiring Person or any Associate or Affiliate of an Acquiring Person or transferees of such persons, which Rights shall be void) shall thereafter constitute the right to receive, upon the exercise thereof at the then current Exercise Price of the Right, that number of common shares having an aggregate Market Price on the Stock Acquisition Date equal to twice the Exercise Price.

   Acquiring Person

     Subject to certain exceptions set forth in the Rights Agreement, the dilutive effects of the Rights are triggered by a person becoming an Acquiring Person upon the acquisition of Beneficial Ownership of 20% or more of the outstanding common shares. A person will not trigger the separation and exercisability of the Rights if he becomes the Beneficial Owner of 20% or more of the common shares as a result of, among other things, Permitted Bid Acquisitions, an acquisition or redemption of common shares by the Company or a subsidiary of the Company that reduces the total number of common shares outstanding, Pro-Rata Acquisitions, or otherwise on terms approved by the Board of Directors (collectively the "Permitted Acquisitions"), provided that if he becomes the Beneficial Owner of 20% or more of the common shares by such means and he subsequently becomes the Beneficial Owner of additional common shares other than by a Permitted Acquisition, then, as of the date of such additional acquisition, he shall become an Acquiring Person. A Pro-Rata Acquisition includes an acquisition of common shares as a result of a stock dividend, stock split or other event pursuant to which a person receives or acquires common shares on the same pro-rata basis as all other holders of common shares.

     Any person who was the Beneficial Owner of 20% or more of the outstanding common shares as at the Record Time will be "grandfathered", so that the dilutive effects of the Rights will not be triggered. A person who becomes the Beneficial Owner of 20% or more of the outstanding common shares after the Record Time will also be "grandfathered" if the total number of common shares Beneficially Owned by him does not exceed the number of common shares Beneficially Owned by him immediately prior to the Record Time by more than 2% of the then issued and outstanding common shares. In either case, the grandfathering will cease to apply if the person increases his shareholdings by more than 2% of the then issued and outstanding common shares, other than pursuant to a Permitted Acquisition. So far as the Company is aware, as at November 13, 1996, no person or related group was the Beneficial Owner of 20% or more of the outstanding common shares.

   Separation Time

     The "Separation Time" is the Close of Business on the eighth Trading Day following the earlier of:

     (a) the date of the first public announcement made by the Company or an Acquiring Person that a person has become an Acquiring Person; and

     (b) the date of the commencement of, or first public announcement of the intent of any person (other than the Company or any subsidiary of the Company) to commence a Take-Over Bid (other than a Permitted Bid) or such later time as may be determined by the Board of Directors;

provided that if the foregoing results in the Separation being prior to the Record Time, the Separation Time shall be the Record Time, and provided further that if such Take-Over Bid expires or is canceled, terminated or otherwise withdrawn prior to the Separation Time, such Take-Over Bid shall be deemed, for the purposes of determining the Separation time, never to have been made.

     "Trading Day" is defined to mean, with reference to any securities, a day on which the principal Canadian securities exchange on which such securities are listed or admitted to trading is open for business or, if the securities are not listed or admitted to trading on any Canadian securities exchange, a Business Day. The securities of the Company are not currently listed or admitted to trade on any Canadian securities exchange.

   Trading and Exercise of Rights

     The Rights will separate and trade apart from the common shares and become exercisable after the Separation Time upon the issuance of "Rights Certificates" (as defined below). Until the Separation Time, the rights may be transferred only with the associated common shares and will be represented by the outstanding common share certificates; new common share certificates issued on the transfer of existing common shares or on The issuance of additional common shares will contain a notation incorporating the Rights Agreement by reference. Promptly following the Separation Time, separate certificates evidencing the Rights (the "Rights Certificates") will be mailed to holders of record of common shares as of the Separation Time; thereafter, the Rights Certificates will evidence the Rights.

   Beneficial Ownership

     Beneficial Ownership is broadly defined in the Rights Plan, but certain exceptions from its scope are provided, among them an exception designed to avoid inadvertent triggering of the dilutive effects of the rights by investment fund managers who do not intend to make a Take-Over Bid for the Company's common shares.

   Permitted Bid

     As discussed above, a Permitted Bid will not trigger the dilutive effects of the Rights. A Permitted Bid is a Take-Over Bid made in compliance with, and not on a basis which is exempt from or otherwise subject to, the take-over bid provisions of applicable corporate and securities laws and in compliance with all other applicable laws, and which also complies with the following conditions:

     (a) the Take-Over Bid must be made for all outstanding Voting Shares to all registered holders wherever resident;

     (b) the person making the Take-Over Bid must provide the Rights Agent, within 2 business days of the announcement of the Take-Over Bid, with a list of all securities of the Company Beneficially Owned by each of such person, such person's associates and affiliates and any person acting jointly or in concert with such person or any associate or affiliate of such person and an undertaking to provide such further information as may be reasonably necessary to allow the Company to make a determination of which shareholders are Independent Shareholders;

     (c) the Take-Over Bid shall contain, and the take up and payment for securities tendered or deposited thereunder shall be subject to, irrevocable and unqualified conditions that no Voting Shares shall be taken up or paid for pursuant to the Take-Over Bid prior to the close of business on the 60th day following the date of the Take-Over Bid and that no Voting Shares may be taken up and paid for unless at the expiry of such time more than 50% of the Voting Shares held by Independent Shareholders have been deposited pursuant to the bid and not withdrawn; and

     (d) the Take-Over Bid shall contain irrevocable provisions to the effect that Voting Shares deposited pursuant to the Take-Over Bid may he withdrawn at any time until taken up and paid for, and that in the event that a resolution is passed to approve the Take-Over Bid at a special meeting of the Independent Shareholders, the bid will remain open for not less than 10 business days from the date of the public announcement of such resolution required to be made by the Offeror.

"Independent Shareholders" are those shareholders of the Company other than (i) an Acquiring Person, (ii) any person who has made a Take-over Bid for the Voting Shares, and (iii) persons acting jointly or in concert with, or who are associates or affiliates of, any such person. The common shares of the Company currently constitute the only Voting Shares of the Company.

   Take-over Bid

     A "Take-over Bid" is an Offer to Acquire Voting Shares of the Corporation or securities convertible into Voting Shares, where the Voting Shares subject to the Offer to Acquire, together with The Voting Shares into which the securities subject to the Offer to Acquire are convertible, and the Offeror's Securities constitute in The aggregate 20% or more of the Voting Shares of the Corporation then outstanding. "Offer to Acquire" is defined to include an acceptance of an offer to sell Voting Shares, whether or not such offer has been solicited. "Offerer's Securities" includes not only Voting Shares Beneficially Owned by the offeror, but also Voting Shares Benefically Owned by any person acting jointly or in concert with the offeror.

   Redemption and Waiver

     The Board of Directors acting in good faith may, at its option, at any time prior to the occurrence of a Flip-in Event elect to redeem the Rights at a redemption price of $0.001 per Right. If the Board of Directors elects to redeem the Rights, the right to exercise the Rights will thereupon, without further action and without notice, terminate and each Right will thereafter be null and void.

     The Board of Directors may, until a Flip-in Event or Flip-over Event occurs, determine to waive the application of the adjustment provisions of the Rights Agreement which give rise to dilution of an Acquiring Person's interest in the Company to any particular Flip-in Event or Flip-over Event. In addition, the Rights Plan provides that on certain conditions the Board of Directors may determine to waive the application of the adjustment provisions when a person becomes an Acquiring Person through inadvertence and without intent or knowledge that he would become an Acquiring Person.

   Amendments

     The Company may from time to time supplement or amend the Rights Plan (i) to make any changes which the Board of Directors acting in good faith may deem necessary or desirable, provided that subsequent to the Stock Acquisition Date no such supplement or amendment shall materially adversely affect the interests of the holders of Rights generally and provided further that no such supplement or amendment shall be made to the provisions of the Rights Plan which relate to the Rights Agent without the written concurrence of the Rights Agent, or (ii) in order to cure any ambiguity or to correct or supplement any provision contained in the Rights Plan which may be inconsistent with any other provision thereof or otherwise defective.

   Exchange Option

     If the Board of Directors determines that conditions exist which would eliminate or materially diminish the benefits intended to be afforded to the holders of Rights pursuant to the Rights Plan, the Board of Directors may, at any time after a Flip-in Event has occurred, authorize the Company to issue or deliver, either (i) in return for the Exercise Price and the Right, debt or equity securities or other assets (or a combination thereof) having a value equal to twice the Exercise Price, or (ii) in return for the Right, subject to any amounts that may be required to be paid under applicable law, debt or equity securities or other assets (or a combination thereof) having a value equal to the Right, where in either case the value of such debt or equity securities or other assets shall be determined by the Board of Directors, which may rely on the advice of a nationally and internationally recognized firm of investment dealers or investment brokers selected by The Board of Directors. If the Board of Directors authorizes the exchange of debt or equity securities or assets for Rights, the Rights will terminate without any further action or notice, and the Company will, within 10 business days, mail a notice of exchange to the holders of the Rights setting forth the method by which the exchange will be effected.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the consolidated financial statements of the Company which have been audited by MacKay & Partners, Chartered Accountants, unless otherwise noted below or as indicated in their report included elsewhere herein. This information should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Six Months Ended
                                            December 31,                             Fiscal Year Ended June 30,
                                      ------------------------  --------------------------------------------------------------------
                                         1997         1996          1997          1996           1995         1994         1993
                                      ----------- ------------  ------------  ------------   -----------   ----------   -----------
                                                  (Unaudited)
INCOME STATEMENT DATA:
Net revenues ........................ $   629,221 $    411,515  $    736,954  $  2,061,988   $ 1,276,991   $  136,096   $   334,070
Cost of sales .......................     444,718      570,417     1,081,358       906,558       647,404       95,382       271,166
                                      ----------- ------------  ------------  ------------   -----------   ----------   -----------
Gross margin ........................     184,503     (158,902)     (344,404)    1,155,430       629,587       40,714        62,904
Investment and other income .........     151,902          164         9,163        69,176         3,791        2,823        13,046
License fees ........................   1,340,910
Operating expenses ..................   1,657,800    1,320,645     3,456,345     3,641,463     1,171,266      659,216     1,475,818
                                      ----------- ------------  ------------  ------------   -----------   ----------   -----------
Earnings (loss) from operations .....      19,515   (1,479,383)   (3,791,586)   (2,416,857)     (537,888)    (615,679)   (1,399,868)
Non-operating income (expense) ......                                (36,013)                    163,765     (934,516)     (498,402)
                                                                ------------                 -----------   ----------   -----------
Earnings (loss) for the period ...... $    19,515 ($ 1,479,383) ($ 3,827,599) ($ 2,416,857) ($   374,123) ($1,550,195)  $ 1,898,270
                                      =========== ============  ============  ============  ============  ===========   ===========
Earnings (loss) per share ........... $     0.001  ($     0.10) ($      0.25) ($      0.17) ($      0.03) ($     0.16) ($      0.22)
                                      ===========  ===========  ============  ============  ============  ===========  ============
Weighted average shares outstanding .  17,638,723   14,948,326    15,187,990    14,170,974    12,015,359    9,899,967     8,808,932
                                      ===========  ===========  ============  ============  ============  ===========  ============

                                            December 31,                                       June 30,
                                      ------------------------  --------------------------------------------------------------------
                                          1997        1996          1997          1996           1995         1994         1993
                                      ----------- ------------  ------------  ------------   -----------   ----------   -----------
BALANCE SHEET DATA:
Working capital ..................... $ 3,784,986 ($   748,323) ($   283,426) ($ 1,687,286) ($ 1,112,982) ($  736,732) ($   624,109)
Total assets ........................   7,267,632    2,947,180     3,867,638     3,135,831     4,089,861      386,387     1,278,725
Total liabilities ...................   2,404,545    2,418,337     2,739,257     2,308,589     2,743,739      897,539       898,080
Shareholders equity .................   4,863,087      528,843     1,128,381       827,242     1,346,122     (511,152)      380,645

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

   SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
   THE SIX MONTHS ENDED DECEMBER 31, 1996.

     Aggregate revenue increased to $629,221 from $411,515, an increase of $217,706 or 53% for the six months ended December 31, 1997 when compared to the same period in 1996. This resulted primarily from increased revenue from in-line systems utilizing the Company's Molecular Bonding System (MBS[R]) to remediate their hazardous wastes; partially offset by less revenue from transportation and disposal jobs.

     Cost of sales decreased $125,699 or 22% when comparing the six months ended December 31, 1997 to the comparable period in 1996. This decrease was essentially from the reduced transportation and disposal work noted above, and from lower costs for remediation projects than from transportation and disposal jobs.


     Gross margin increased to $184,503 from ($158,902), an increase of $343,405 for the six month period ended December 31, 1997 when compared to the same period in 1996. As indicated above, this resulted essentially from higher profits from remediation than transportation and disposal projects.

     Investment and other income increased $151,738; from $164 to $151,902. This increase resulted primarily from the Company's share of a joint venture project, and from interest charged on related party loans.

     License fees of $1,340,910 occurred in the current period from the Company licensing its Molecular Bonding System in China, from the continuation of its licensing agreement in the United Kingdom, and from an option to license its technology in Europe.

     Selling, general and administrative expenses ("SG&A") increased $337,155 or 26% for the six months ended December 31, 1997 as compared to the same period in 1996. This increase was essentially from higher consulting and management fees ($154,318), and from increased advertising and public relations efforts (166,774).

     The Company experienced a net profit of $19,515 for the six months ended December 31, 1997 compared to a net loss of $1,479,383 during the same period in 1996. This turnaround of $1,498,898 as indicated above, resulted primarily from
(i) licensing fees in the six month period ended December 31, 1997 with no comparable amounts in 1996; (ii) a favorable business mix in the six month period ended December 31, 1997 versus the same period in 1996; (iii) other income from a joint venture relationship, and interest income in the current period; partially offset by increased operating expenses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company had working capital of $3,784,986 compared to a working capital deficiency of $748,323 at December 31, 1996. This turnaround in working capital resulted from: (i) the Company's profitable operation in the current period versus a loss in the comparable period in 1996;
(ii) a significant infusion of capital through the exercising of options and warrants; (iii) an increase in receivables, inventory, and prepaid expenses related to the Company's increased operations and promotional activities; and
(iv) an increase in related party receivables being treated as short-term loans.

CASH USED IN OPERATIONS

     The Company's operations for the six months ended December 31, 1997 used net cash of $2,338,523. This was primarily from the increases in working capital noted above under Liquidity and Capital Resources.

CASH USED IN INVESTING ACTIVITIES

     The net cash used for investing activities in the six months ended December 31, 1997 was $69,392. The was primarily from increases in capital assets for the Company's operations.

CASH PROVIDED FROM FINANCING ACTIVITIES

     Financing activities in the six months ended December 31, 1997 netted $2,418,774. This resulted primarily from sales of the Company's stock which occurred mostly from the exercise of stock options; partially offset by increased receivables from related parties.

     The carrying value of the waste disposal rights ($ 1,624,219) at December 31, 1997 represented a significant portion of the Company's assets. Measurement of the recoverability of the carrying value was based on an assessment of the waste disposal rates currently existing in the New York and New Jersey areas, and at other areas where Thermo Tech plants are located, and on the assumption that the relocation of the Corinth plant and/or some other Thermo Tech plants will be in operation in the near future. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the estimated recoverable amount.

     In anticipation of significantly increased remediation activity in 1998, and due to the relatively long lead time required to purchase one of the main chemical ingredients in MBS, the Company significantly increased its inventory of this chemical at December 31, 1997. This was the primary reason for the inventory increasing $683,610 from the level at June 30, 1997.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Description                                                      Page
          -----------                                                      ----

      Independent Auditors Report

      Consolidated Balance Sheets as of December 31, 1997,
        December 31, 1996 and June 30, 1997 ...........................

      Consolidated Statement of Operations for each of the
        six month periods ended December 31, 1997 and 1996
        (unaudited), and the year ended June 30, 1997 .................

      Consolidated Statement of Cash Flow for each of the
        six month periods ended December 31, 1997 and 1996
        (unaudited), and the year ended June 30, 1997 .................

      Schedule of Administrative and General Expenses .................

      Notes to Consolidated Financial Statements ......................


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

     Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1997 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1997 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1997 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1997 and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements - See Index to Consolidated Financial Statements and Financial Statements Schedule at Part II Item 8 of the Form 10-K.

     (2) Financial Statement Schedules - See Index to Consolidated Financial Statements and Financial Statements Schedule at Part II Item 8 of the Form 10-K.

     (b) Reports on Form 8-K.

            None

     (c) The following Exhibits are filed as part of this report.

 Official                                                             Sequential
Exhibit No.                   Description                              Page No.
-----------                   -----------                              --------

 3.0      Certificate of Amalgamation                                        *

 3.1      Certificate of Change of Name                                      *

 3.2      Company Act Articles of World Tec Industries, Inc.                 *

 3.3      Certificate of Continuance                                         *

 3.4      By-Laws

 4.0      Specimen Common Stock Certificate                                  *

 4.1      Shareholder Protection Rights Plan Agreement dated as of
            December 18, 1996 between Solucorp Industries Ltd. and CIBC Mellon Trust Company

 4.2      Form of Common Stock Option Agreement                              *

 4.3      Form of Common Stock Option Amendment Agreement                    *

10.0      Licensing Agreement between John Beech Remediation, Ltd.
            and the Company dated October 11, 1995.                          *

10.1     Addendum to Licensing Agreement between John Beech Remediation,
           Ltd. and the Company dated October 30, 1995.                      *

10.2     Licensing Agreement between Global Technologies, Inc. and the
           Company dated November 5, 1996.                                   *

10.3     License Agreement between  Smart International, Ltd. and the
           Company dated June 4, 1997.                                       *

10.4     Sub-Lease covering Registrant's facility in Nyack, N.Y. between
           Twin Country Grocers, Inc. and the Company dated March 1, 1996.   *

10.5     Lease covering Registrant's facility in Puerto Rico between 1413
           Fernandez Juncos, Inc. and the Company dated June 1, 1996.        *

10.6     Lease covering Registrant's facility in Saddle Brook, N.J. between
           Croes-Pecorino Industrial Co. and the Company dated April 1992.   *

10.7     Addendum to Lease covering facility in Saddle Brook, N.J. between
           Croes-Pecorino Industrial Co. and the Company dated May 6, 1997.  *

10.8     Agreement between John Beech Remediation Ltd. and the Company
           dated August 1, 1997.                                             *

10.9     Agreement between M.H. Meyerson & Co., Inc. and the Company dated June 3, 1996.

10.10    Licensing Agreement between Smart International, Ltd. and the
           Company dated September 15, 1997

10.11    Addendum to Agreement dated June 3, 1996 between M.H. Meyerson
           & Co., Inc. and the Company dated September 22, 1997.

10.12    Consulting Agreement between William Webster, Webster & Associates and the Company dated October 1, 1997.

10.13    Consulting Agreement between Mark Beloyan and the Company dated
           November 19, 1997.

10.14    Finder's Agreement between Quest International Technologies and the
           Company dated November 20, 1997.

10.15    Finder's Agreement between Enviro-Tech Compliance Services, Inc.
           and the Company dated February 2, 1998.

10.16    Licensing Agreement between KBF Pollution Management, Inc. and the Company dated March 20, 1998.

11.      None.

13.      None.

16.      None.

18.      None.

21.      Subsidiaries of Registrant:                                         *

         (i) E.P.S. Environmental, Inc. - Incorporated under the laws of the province of Alberta, Canada. - 100% owned

         (ii) Environmental Training Institute, Inc. - Incorporated under the laws of New Jersey. - 100% owned

         (iii) ESM Industries, Inc. - Incorporated under the laws of the province of British Columbia, Canada. - 100% owned

         (iv) World Tec Equities, Inc. - Incorporated under the laws of the province of British Columbia, Canada. - 100% owned

         (v) World Travel Plaza, Inc. - Incorporated under the laws of the province of Alberta, Canada - 100% owned

   22    None.

   23    Consent of MacKay and Partners - Chartered Accountants

   24    None.

   27    Financial Data Schedule [VH]

---------

* Incorporated by reference to the Company's Form 10-SB filing made December 22, 1997. File No. [1-13737]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Dated:  April ___, 1998
                                          SOLUCORP INDUSTRIES LTD.


                                          By: /s/ PETER MANTIA
                                              ----------------------------------
                                              Peter Mantia, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


       Signature                      Capacity                        Date
       ---------                      --------                        ----

/s/ PETER MANTIA               President and Director            April ___, 1998
--------------------------
    Peter Mantia


/s/ JAMES G. SPARTZ            Senior Vice President             April ___, 1998
--------------------------       and Director
    James G. Spartz


/s/ BERNADETTE ANDERTON         Secretary and Director           April ___, 1998
--------------------------
    Bernadette Anderton


/s/ ARLE L. PIERRO             Senior Vice President and         April ___, 1998
--------------------------       Director
    Arle L. Pierro


/s/ JOHN A. VANDUZEN           Director                          April ___, 1998
--------------------------
    John A. VanDuzen


/s/ DONALD G. ATKINSON         Director                          April ___, 1998
--------------------------
    Donald G. Atkinson


/s/ W. BRYAN FAIR              Director                          April ___, 1998
--------------------------
    W. Bryan Fair

                                               SOLUCORP INDUSTRIES LTD.

                                          CONSOLIDATED FINANCIAL STATEMENTS

                                         SIX MONTHS ENDED DECEMBER 31, 1997

SOLUCORP INDUSTRIES LTD.
CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
SIX MONTHS ENDED DECEMBER 31, 1997                                 PAGE
================================================================================












Auditors' Report                                                      3

Consolidated Statements of Operations and Deficit                     4

Consolidated Balance Sheets                                           5

Consolidated Statements of Cash Flows                                 6

Notes to Consolidated Financial Statements                         7-20

Schedule of Administrative and General Expenses                      21

Schedule of Research and Development Expenses                        22


================================================================================

AUDITORS' REPORT

TO THE SHAREHOLDERS OF
SOLUCORP INDUSTRIES LTD.

WE HAVE AUDITED THE CONSOLIDATED BALANCE SHEETS OF SOLUCORP INDUSTRIES LTD. AS AT DECEMBER 31, 1997 AND JUNE 30, 1997 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND THE YEAR ENDED JUNE 30, 1997. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH CANADIAN GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM AN AUDIT TO OBTAIN REASONABLE ASSURANCE WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURE IN THESE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION.

IN OUR OPINION, THESE CONSOLIDATED FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF THE COMPANY AS AT DECEMBER 31, 1997 AND JUNE 30, 1997, AND THE RESULTS OF ITS OPERATIONS AND THE CHANGES IN ITS FINANCIAL POSITION FOR THE PERIODS THEN ENDED IN ACCORDANCE WITH CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

COMPARATIVE FIGURES AS AT DECEMBER 31, 1996 AND FOR THE SIX MONTHS THEN ENDED ARE PREPARED BY MANAGEMENT AND HAVE NOT BEEN AUDITED OR REVIEWED.



VANCOUVER, CANADA
FEBRUARY 27, 1998 EXCEPT FOR                           CHARTERED ACCOUNTANTS
NOTE 7A WHICH IS AS OF
APRIL 8, 1998

================================================================================
                                                                               3


==========================================================================================================
SOLUCORP INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (US DOLLARS)
==========================================================================================================
                                                          Six Months         Six Months
                                                            Ended              Ended           Year Ended
                                                          December 31,       December 31,       June 30,
                                                             1997               1996              1997
==========================================================================================================
                                                                            (Unaudited)
REVENUES
       Environmental clean up and waste disposal       $     626,501       $     386,455     $     686,447
       Training Institute                                      2,720              25,060            50,507
---------------------------------------------------------------------------------------------------------
                                                             629,221             411,515           736,954
----------------------------------------------------------------------------------------------------------
COST OF SALES
       Environmental clean-up and waste disposal             442,034             566,330         1,070,174
       Training Institute                                      2,684               4,087            11,184
----------------------------------------------------------------------------------------------------------
                                                             444,718             570,417         1,081,358
----------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                 184,503            (158,902)         (344,404)

INVESTMENT AND OTHER INCOME                                  151,902                 164             9,163

LICENSE FEES                                               1,340,910              --                 --
----------------------------------------------------------------------------------------------------------
                                                           1,677,315            (158,738)         (335,241)
----------------------------------------------------------------------------------------------------------
EXPENSES
       Administrative and general                          1,226,802             317,754           898,114
       Corporate development and marketing                   277,900             122,273           282,784
       Amortization                                          153,098             159,153           306,537
       Research and development                               --                 721,465         1,968,910
----------------------------------------------------------------------------------------------------------
                                                           1,657,800           1,320,645         3,456,345
----------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FROM OPERATIONS                               19,515          (1,479,383)       (3,791,586)

WRITE-DOWN OF INVESTMENT                                      --                  --                36,013
----------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FOR THE PERIOD                                19,515          (1,479,383)       (3,827,599)
----------------------------------------------------------------------------------------------------------
DEFICIT, BEGINNING OF PERIOD                             (13,267,253)         (9,439,654)       (9,439,654)

DEFICIT, END OF PERIOD                                  $(13,247,738)       $(10,919,037)     $(13,267,253)
----------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                               $      0.001        $      (0.10)     $      (0.25)
==========================================================================================================





========================================================================================================
SOLUCORP INDUSTRIES LTD.
CONSOLIDATED BALANCE SHEETS (US DOLLARS)
========================================================================================================
                                                           December 31,      December 31,       June 30,
                                                                1997           1996               1997
========================================================================================================
                                                                             (Unaudited)
ASSETS

CURRENT
       Cash                                                $   26,646      $   10,451       $    15,787
       Accounts receivable (note 2)                           672,791          85,137            70,860
       License fees (note 3)                                  490,910           --                --
       Loan receivable (note 4)                                50,000          50,000            50,000
       Due from related parties (note 5)                    1,981,377         113,909           687,392
       Other receivables                                      100,872          26,850           177,532
       Inventories (note 6)                                   784,815          54,565           101,205
       Prepaid expenses (note 7)                              816,495          63,477           337,430
-------------------------------------------------------------------------------------------------------
                                                            4,923,906         404,389         1,440,206

LONG-TERM INVESTMENTS (NOTE 8)                                368,844         378,889           359,961

CAPITAL ASSETS (NOTE 9)                                       350,663         323,121           334,971

WASTE DISPOSAL RIGHTS (NOTE 10)                             1,624,219       1,840,781         1,732,500
-------------------------------------------------------------------------------------------------------
                                                           $7,267,632     $ 2,947,180       $ 3,867,638
=======================================================================================================

LIABILITIES

CURRENT
       Accounts payable and accrued liabilities            $  868,198     $   864,938       $ 1,166,328
       Billings in excess of earned revenues                    --              --               34,150
       Loans payable (note 11)                                270,722         287,774           273,154
-------------------------------------------------------------------------------------------------------
                                                            1,138,920       1,152,712         1,473,632

DUE ON WASTE DISPOSAL RIGHTS (NOTE 10)                      1,265,625       1,265,625         1,265,625
-------------------------------------------------------------------------------------------------------
                                                            2,404,545       2,418,337         2,739,257
-------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

SHARE CAPITAL (NOTE 12)                                    18,135,240      11,472,295        14,420,049

DEFICIT                                                   (13,247,738)    (10,919,037)      (13,267,253)
-------------------------------------------------------------------------------------------------------
                                                            4,887,502         553,258         1,152,796
LESS: COST OF 8,000 SHARES HELD BY
  THE COMPANY'S SUBSIDIARY (note 11)                          (24,415)        (24,415)          (24,415)
-------------------------------------------------------------------------------------------------------
                                                            4,863,087         528,843         1,128,381
-------------------------------------------------------------------------------------------------------
                                                           $7,267,632     $ 2,947,180       $ 3,867,638
=======================================================================================================

Subsequent events (note 14)                                Approved by the Directors:

Contingencies (note 16)
                                                           =====================   ====================
Commitments (note 18)                                           Director                 Director

=======================================================================================================

                                                                                                     5



==============================================================================================================
SOLUCORP INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (US DOLLARS)
==============================================================================================================
                                                              Six Months        Six Months
                                                                 Ended            Ended
                                                              December 31,      December 31,       June 30,
                                                                  1997            1996               1997
==============================================================================================================
                                                                                (Unaudited)

CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
       Earnings (loss) for the period                         $     19,515      $(1,479,383)     $ (3,827,599)
       Items not involving cash
              Amortization                                         153,098          159,153           306,537
              Write-down of investments                             --               --                36,013
       Change in non-cash operating working capital             (2,511,136)        (105,375)          (16,083)
--------------------------------------------------------------------------------------------------------------
                                                                (2,338,523)      (1,214,855)       (3,501,132)
--------------------------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES
       Issue of common shares                                    3,715,191        1,180,984         4,128,738
       Due from related parties                                 (1,293,985)         (29,002)         (602,485)
       Loans payable                                                (2,432)         (35,556)          (50,176)
--------------------------------------------------------------------------------------------------------------
                                                                 2,418,774        1,116,426         3,476,077
--------------------------------------------------------------------------------------------------------------
    INVESTING ACTIVITIES
       Increase in capital assets                                  (60,509)        (126,682)         (177,635)
       Long-term investments                                        (8,883)         (60,734)          (77,819)
--------------------------------------------------------------------------------------------------------------
                                                                   (69,392)        (187,416)         (255,454)
--------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH POSITION                                10,859         (285,845)         (280,509)

CASH POSITION, BEGINNING OF PERIOD                                  15,787          296,296           296,296
--------------------------------------------------------------------------------------------------------------
CASH POSITION, END OF PERIOD                                  $     26,646      $    10,451      $     15,787
==============================================================================================================



================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. Except as disclosed in note 21, no differences have been reported as they are not considered significant.

     (b)  BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries. At December 31, 1997, the Company's subsidiaries and its percentage equity interest in each are as follows:

            ESM Industries (Canada) Inc. ..............................    100%
            World Travel Plazas Inc. ..................................    100%
            World Tec Equities Inc. ...................................    100%
            EPS Environmental, Inc. ...................................    100%
            Environmental Training Institute Inc.
              (incorporated in the US) ................................    100%

     (c)  CASH AND CASH EQUIVALENTS

          For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (d)  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (e)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, loans and other receivables, accounts payables and accrued liabilities and loans payable approximate fair market value because of the immediate or short-term maturity of these financial accounts. The fair value of the long-term investments are not readily determinable due to uncertainties in their realization, however, where available, the quoted market prices have been disclosed. The fair value of the amount due on the waste disposal rights is not determinable due to uncertainty regarding payment.

-----------------------------------------------------------------------------
                                                                               7

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

     (f)  INVENTORY

          Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

     (g)  LONG-TERM INVESTMENTS

          Investments are recorded at cost less a provision for permanent impairment in value.

     (h)  CAPITAL ASSETS

          Capital assets are recorded at cost. Amortization is provided over the estimated useful lives of the assets on the following basis:

               Computer .............................   30% declining balance
               Furniture and office equipment .......   20% declining balance
               Leasehold improvements ...............    5  years straight-line
               Remediation equipment ................   30% declining balance
               Patent costs .........................   10  years straight-line

          No amortization has been provided on patent costs as the patent application has not yet been approved.

     (i)  WASTE DISPOSAL RIGHTS

          Waste disposal rights are recorded at cost net of amortization. These rights are being amortized at the greater of $10 per ton of waste delivered or $216,500 per year. The Company conducts an annual review of the carrying value to ensure it is not in excess of the estimated recoverable amount of this asset (see note 10). Any excess amount identified as a result of this review is charged to income in that year as a write-down of the carrying value.

     (j)  REPORTING CURRENCY AND TRANSLATION OF FOREIGN CURRENCY

          The Company has adopted the United States dollar as its reporting currency for its financial statements prepared after March 31, 1996. The United States dollar is the currency of the primary economic environment in which the Company conducts its business, and is considered appropriate functional currency for its operations. Accordingly, the financial statements of the Company have been translated using the temporal method with translation gains and losses included in earnings. Under this method, the operations of the Company have been converted into U.S. dollars at the following rates of exchange:

               (i) Monetary assets and liabilities -- at the rate of exchange prevailing at the balance sheet date.

              (ii) All other assets and liabilities -- at the exchange rate prevailing at the time of the transactions.

             (iii) Revenue and expenses -- at the average exchange rates prevailing during the period.

-----------------------------------------------------------------------------
                                                                               8

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

     (k)  SHARE ISSUE COSTS

          Share issue costs are charged directly to the deficit.

     (l)  REVENUE RECOGNITION

          Revenue from on-site remediation projects is recognized using the percentage of completion method of accounting. Under this method, contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date, to the most recent estimate of total costs which will have to be incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As at December 31, 1997, there were no on-site projects in process.

          Revenue from in-line remediation projects is recognized using the completed contract method. Under this method, revenue is recognized when work is completed and invoiced.

          Revenues from license fees, option payments and royalties are recognized as they accrue in accordance with the terms of the relevant agreements.

     (m)  RESEARCH AND DEVELOPMENT

          Research and development expenditures less related government grants are charged to operations.

     (n)  EARNINGS (LOSS) PER SHARE

          The earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the year.

-----------------------------------------------------------------------------
                                                                               9

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

     (o)  ACCOUNTING FOR STOCK-BASED COMPENSATION

          In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based compensation". The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statement pro forma net income and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1995. Currently, the Company's stock-based compensation plan is accounted for using Canadian generally accepted accounting principles similar to the intrinsic value method prescribed by APB No. 25. The Company is in the process of computing the effect of adopting SFAS No. 123 and has not yet made a decision on whether to adopt the U.S. accounting policy for the fiscal period December 31, 1997. Management believes the financial impact of adopting SFAS No. 123 would be immaterial.

2.   ACCOUNTS RECEIVABLE

                                            DECEMBER 31, December 31,  June 30,
                                               1997         1996         1997
                                                         (Unaudited)
     --------------------------------------------------------------------------
     Tristate Restoration Company, Inc.
       (note 7) ..........................   $293,361     $  --       $   --
     Smart International Ltd. ............    203,796        --           --
     Doe Run Company .....................       --        27,568       56,630
     Environmental Technologies of
        New Jersey .......................       --        30,078       30,078
     Other ...............................    216,741      37,254       30,759
     --------------------------------------------------------------------------
                                              713,898      94,900      117,467
     Allowance for bad debts .............    (41,107)     (9,763)     (46,607)
     --------------------------------------------------------------------------
                                             $672,791     $85,137     $ 70,860
     ==========================================================================

3.   LICENSE FEES

     By a letter of intent dated June 4, 1997 and an agreement dated September 15, 1997 the Company granted to Smart International Ltd. (Smart) the right to manufacture chemicals for the Company and the right to exclusively engage in remediation projects in China using the Company's technology. The agreement is for a ten-year term commencing from June 1, 1997 with an option to renew for a further 10 years. As consideration, Smart has agreed to pay an annual license fee of $2,000,000 per year plus a royalty of $5 per ton for each ton of processed material in excess of 100,000 tons per contract year. As of December 31, 1997, the Company has received $500,000 of the $600,000 billed towards the license fee and has accrued an amount receivable of $490,910 for license fees earned. No royalties were payable.

-----------------------------------------------------------------------------
                                                                              10

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

4.   LOAN RECEIVABLE

                                              DECEMBER 31, December 31, June 30,
                                                 1997         1996        1997
                                                           (Unaudited)
     ---------------------------------------------------------------------------
     Loan receivable, 5% per annum,
       due November 30, 1997 ................. $ 50,000      $50,000    $ 50,000
     ===========================================================================

     Subsequent to the year, the Company received $25,000 and management expects to be repaid in full in 1998.

5.   DUE FROM RELATED PARTIES

     Advances primarily to directors, and employees related to directors in the amount of $1,981,377 (December 1996 - $113,909; June 1997 - $687,392) bear interest at 8.50%, are secured with marketable securities (market value at December 31, 1997 - $1,391,485) and have no specific terms of repayment.

6.   INVENTORIES

                                              DECEMBER 31, December 31, June 30,
                                                 1997         1996        1997
                                                           (Unaudited)
     ---------------------------------------------------------------------------
     Raw chemicals ........................... $731,576      $  --      $ 52,192
     Blended chemicals .......................   13,626         --         3,421
     Goods for re-sale .......................   39,613       54,565      45,592
     ---------------------------------------------------------------------------
                                               $784,815      $54,565    $101,205
     ===========================================================================

7.   PREPAID EXPENSES

                                              DECEMBER 31, December 31, June 30,
                                                 1997         1996        1997
                                                           (Unaudited)
     ---------------------------------------------------------------------------
     Employment agreement (note 7a) .......... $250,000      $  --      $250,000
     Deposit on inventory purchase (note 7b) .  244,250         --          --
     Consulting agreements (note 7c) .........  283,911         --
     Rental expense ..........................   28,334       51,386      85,564
     Other ...................................   10,000       12,091       1,866
     ---------------------------------------------------------------------------
                                               $816,495      $63,477    $337,430
     ===========================================================================

     a)   EMPLOYMENT AGREEMENT

          During the year ended June 30, 1997 the Company was negotiating with the shareholders of Tristate Restoration Company, Inc. (Tristate) regarding the possible acquisition of Tristate. Tristate is a New Jersey company specializing in the removal of hazardous asbestos materials. As part of the negotiations, the Company advanced 100,000 shares which are currently held in escrow by the Company. During the six months ended December 31, 1997 and subsequent, negotiations continued resulting in the following:

-----------------------------------------------------------------------------
                                                                              11

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

7.   PREPAID EXPENSES (CONT'D)

           i) The Company made advances and provided other assistance to Tristate to help it with its ongoing operations. These advances are repayable on demand with interest at prime plus 1% and are secured by personal guarantees of the two shareholders of Tristate and the assets of Tristate. As further consideration, by an agreement dated November 7, 1997, Tristate agreed to pay the Company a portion of the revenue collected from jobs for a period of two years from June 1, 1997. As noted below, the agreement relating to the revenue sharing was superseded after December 31, 1997. However, Tristate has agreed to pay the Company $90,090 for its share of the revenue which is included in operations for the period. Subsequent to December 31, 1997, Tristate made a direct assignment of one of its outstanding accounts in the amount of $166,000 as further security for the advances.

          ii) The Company has entered into separate employment agreements with each of the two shareholders of Tristate for a minimum term of five years with an option to renew for another five years. The 100,000 shares originally issued prior to June 30, 1997, as noted above, are construed as part of the compensation included under the terms of the employment agreements. These employment agreements were dated April 8, 1998. The value of the shares issued ($250,000) will be amortized over the five-year term commencing April 8, 1998.

     (b)  DEPOSIT ON INVENTORY PURCHASE

          Subsequent to December 30, 1997 the deposit was applied to purchases of $269,500 of raw chemicals.

     (c)  CONSULTING AGREEMENTS

            i) The Company paid 50,000 shares at $4.50 per share related to a consulting agreement, which has a two-year term ending November 19, 1999.

           ii) The Company paid $145,000 related to a consulting agreement, which has a six-month term commencing July 15, 1997.

          iii) The Company paid 58,000 shares at a value of $101,000 related to a consulting agreement. The payment is for the period June 1, 1997 to May 31, 1998.

-----------------------------------------------------------------------------
                                                                              12

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
================================================================================

8. LONG-TERM INVESTMENTS

                                                                                  December 31,    December 31,     June 30,
                                                                                      1997           1996            1997
                                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------

    (a) 100,500 shares of Earthworks Industries Inc. plus accrued shares of
        36,165 (June 30, 1997 - 26,283) (note 11 and 18(d)) (Market
        value $61,700)                                                               $ 99,287       $ 73,319        $ 90,404


    (b) Convertible debenture from Travel Plaza Developments Inc. (Travel
        Plaza). The company elected on December 28, 1994 to convert the Cdn
        $50,000 debenture into 250,000 shares of Travel Plaza. Final regulatory approval for this conversion from the Alberta Stock Exchange is still pending subject to their acceptance of a financing arrangement and the approval of minority shareholders. On August 21, 1996, pending the finalization of the required financing to complete the project, construction has been temporarily suspended and the stock of Travel
        Plaza has been halted from trading. Due to these uncertainties, the
        Company has written this down to a nominal value.                                  1          36,014               1


    (c) Convertible loan to Cortina Integrated Waste Management Inc., a subsidiary of Earthworks Industries Inc. (public company), due
        September 5, 2000 with interest at 15% per annum. The Company is entitled to convert all or a portion of the loan into shares of
        Earthworks Industries Inc. at any time. During the term of this loan, the Company has the right to offset royalty payments due to Earthworks
        Industries Inc. against the loan balance.                                     208,821        208,821         208,821


    (d) A 25% interest in John Beech Remediation Limited
        (no market value).                                                                  1              1               1


    (e) 70,000 shares of Global Technologies Inc.  (note 11).                          60,734         60,734          60,734

------------------------------------------------------------------------------------------------------------------------------
                                                                                     $368,844       $378,889        $359,961
==============================================================================================================================

                                                                                                                           13



================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================
PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
================================================================================

9. CAPITAL ASSETS


                                        December 31,   December 31,    June 30,
                                           1997          1996            1997
--------------------------------------------------------------------------------
                                                        Unaudited)

 Computers                               $ 24,047       $ 20,290       $ 21,177
 Furniture and office equipment           100,940         86,273         95,684
 Remediation equipment                    426,630        374,294        403,649
 Leasehold improvements                    15,927         13,499         15,927
 Incorporation costs                          688            688            688
 Patent costs                              53,177         14,637         27,983
--------------------------------------------------------------------------------
                                          621,409        509,681        565,108
 Less:  Accumulated amortization          270,746        186,560        230,137
--------------------------------------------------------------------------------
                                         $350,663       $323,121       $334,971
================================================================================

10. WASTE DISPOSAL RIGHTS

     During the year ended June 30, 1995, the Company entered into a one-year agreement effective from August 1, 1994 with a non-related public company, Thermo Tech Technologies Inc. (Thermo Tech), to deliver 3,500 tons per month of suitable organic waste to a bio conversion facility located in Corinth, New York at $55 per ton on a put or pay basis. The Company delivered only approximately 5% of the waste contemplated under the one-year agreement. The Corinth facility experienced technical start-up problems and was shut down in July 1995 to correct an engineering design problem. On September 14, 1995 and on January 17, 1996 the Company and Thermo Tech signed confirmation agreements which resulted in a ten (10) year extension from the put or pay agreement to commence when either the Corinth facility became operational, or as an alternative, when organic waste was delivered to another Thermo Tech facility. The agreements obligated the Company to pay an up front amount of $2,165,625 for the right to deliver 216,500 tons of acceptable organic waste ($10 per ton) plus an additional $45 per ton during the ten (10) year term of the agreement.

     The Company paid Thermo Tech $900,000 of the initial up-front amount leaving $1,265,625 still to be paid. Thermo Tech was not able to renegotiate acceptable lease terms with the landlord of the Corinth facility and is currently planning to relocate the plant to a nearby site. The relocation is not expected to be completed within the next year and as a result, Thermo Tech has agreed that the unpaid amount of $1,265,625 is not due until the relocated plant is operational. Accordingly the Company has reclassified the balance due to a non-current payable. However, the Company expects to fully recover the invested amount in waste disposal rights over the ten (10) year contractual period by delivering waste to either the Corinth facility or an alternative Thermo Tech facility.

     The carrying value for the waste disposal rights represents a significant portion of the Company's assets. Measurement of the recoverability of the carrying value is based on an assessment of the waste disposal rates currently existing in the New York and New Jersey areas, and at other areas where Thermo Tech plants are located, and on the assumption that the Corinth plant will be successfully relocated and in operation in the near future. As at December 31, 1997, the Company has determined that no write-down is necessary. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the estimated recoverable amount.

================================================================================

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================
PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
================================================================================

11. LOANS PAYABLE


                                                               December 31,  December 31,     June 30,
                                                                  1997           1996           1997
--------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
   IDM Environmental Corp., 10.25%, payable in monthly
   instalments of $22,008 including principal and interest,
   maturing on July 1, 1998, secured by the Company's treasury stock, 100,500 shares of Earthworks Industries Ltd. (note
   8a) and 70,000 shares of Global Technologies Inc. (note 8e)
   held as investments by the Company.                           $200,748      $214,444        $200,748


   Global Technologies Inc., due on demand ($100,000 Cdn).         69,974        73,330          72,406
--------------------------------------------------------------------------------------------------------
                                                                 $270,722      $287,774        $273,154
========================================================================================================


12. SHARE CAPITAL

     (a) AUTHORIZED:
            200,000,000 common shares of no par value

     (b) ISSUED:

                                                 Six Months Ended             Six Months Ended              Year Ended
                                                   December 31,                 December 31,                  June 30,
                                                      1997                          1996                        1997
----------------------------------------------------------------------------------------------------------------------------------
                                                Shares        Amount         Shares        Amount         Shares         Amount
                                              ----------   -----------     ----------   -----------     ----------     -----------
                                                                                (Unaudited)
 Balance, beginning                           16,767,552   $14,420,049     14,637,705   $10,291,311     14,637,705     $10,291,311
                                              ----------   -----------     ----------   -----------     ----------     -----------
 Issued pursuant to

      Stock options                            1,414,950     2,470,188        185,700       589,402        878,994       1,791,485

      Private placement                           --             --             --           --            131,457         230,050

      Shares for debt settlement                 111,611       441,000          --           --            264,320         520,630

      Warrants                                   250,384       478,003        189,058       490,582        317,848         637,263

      Finders agreement (note 7)                  58,000       101,000         50,000       101,000         50,000         101,000

      Conversion of debentures                    --             --             --           --            264,355         395,000

      Employment agreement (note 7)               --             --             --           --            100,000         250,000

      Consulting agreement (note 7)               50,000       225,000          --           --              --              --
----------------------------------------------------------------------------------------------------------------------------------
                                               1,884,945     3,715,191        424,758     1,180,984      2,006,974       3,925,428

 Allotted for cash                                --             --             --            --            76,000         133,000
 Allotted for debt settlement                     --             --             --            --            46,873          70,310
----------------------------------------------------------------------------------------------------------------------------------
 Balance, ending                              18,652,497   $18,135,240     15,062,463   $11,472,295     16,767,552     $14,420,049
==================================================================================================================================

                                                                                                                               15


================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================
PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
================================================================================

         (c) During the period, the Company granted employees, directors and other individuals associated with the Company stock options to acquire up to 912,210 shares at $3.47 per share. At December 31, 1997, stock options were outstanding as follows:


                     Shares           Exercise Price            Expiration Date
              ------------------------------------------------------------------
                     250,000              $1.38                December 21, 1999
                      64,500              $1.75                    July 13, 2000
                      86,000              $1.75               September 12, 2000
                      75,500              $1.75                  January 6, 2002
                   2,023,329              $1.75                     June 9, 2002
                     912,210              $3.47                 November 4, 2002

         (d) During the period, the Company issued warrants to acquire 750,000 additional shares at $2.75 and 300,000 additional shares at $7.50. At December 31, 1997, warrants were outstanding as follows:

                     Shares           Exercise Price            Expiration Date
              ------------------------------------------------------------------
                     192,000            $1.75-$2.00                June 25, 1999
                     750,000              $2.75               September 10, 2000
                      25,000              $4.00                    April 4, 2001
                     300,000              $7.50                     June 3, 2001


         (e)  At December 31, 1997, 1,675,000 (June 30, 1997 - 1,675,000) common shares were held in escrow.

13.  INCOME TAXES

     At December 31, 1997, the Company had accumulated tax losses aggregating $10,228,000, which may be carried forward and applied against taxable income in future years up to 2004. The Company does not record the income tax benefit of these losses.

14.  SUBSEQUENT EVENTS

     Subsequent to year-end, the Company issued 149,000 shares for $260,750 on the exercise of outstanding options.
================================================================================

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================
PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
================================================================================

15. SEGMENTED INFORMATION


                                                    US Services &                  Consolidated
                                                      Products          Canada         Totals
-------------------------------------------------------------------------------------------------

 (a) SIX MONTHS ENDED DECEMBER 31, 1997

     Revenue                                        $   629,221       $   --         $   629,221
     Cost of sales                                      444,718           --             444,718
=================================================================================================
     Operating earnings                                 184,503           --             184,503
     Administrative and general                       1,092,985         133,817        1,226,802
     Corporate development and marketing                269,397           8,503          277,900
     Amortization                                       146,738           6,360          153,098
=================================================================================================
     Segmented loss                                 $(1,509,120)      $(148,680)      (1,473,297)
=================================================================================================
     Unallocated:
     Investment and other income                                                         101,902
     License fees                                                                      1,390,910
-------------------------------------------------------------------------------------------------
     EARNINGS (LOSS) FOR THE PERIOD                                                  $    19,515
=================================================================================================
     IDENTIFIABLE ASSETS                            $6,456,928        $ 810,704      $ 7,267,632
=================================================================================================



================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS US DOLLARS)
================================================================================
PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
================================================================================
15. SEGMENTED INFORMATION (CONT'D.)

                                                     US Services &                       Consolidated
                                                        Products          Canada             Totals
------------------------------------------------------------------------------------------------------
(b) SIX MONTHS ENDED DECEMBER 31, 1996
     (Unaudited)

     Revenue                                           $   411,515       $  --            $   411,515
     Cost of sales                                         570,417          --                570,417
------------------------------------------------------------------------------------------------------
     Operating earnings                                   (158,902)         --               (158,902)
     Administrative and general                            934,161         105,058          1,039,219
     Corporate development and marketing                   103,751          18,522            122,273
     Amortization                                          152,793           6,360            159,153
------------------------------------------------------------------------------------------------------
     Segmented loss                                     $1,190,705)      $(129,940)        (1,479,547)
======================================================================================================
     Unallocated:
     Investment and other income                                                                  164
------------------------------------------------------------------------------------------------------
     LOSS FOR THE  PERIOD                                                                 $(1,479,383)
======================================================================================================
     IDENTIFIABLE ASSETS                               $ 2,533,645       $ 413,535        $ 2,947,180
======================================================================================================
(c)  YEAR ENDED JUNE 30, 1997:
     Revenue                                           $   736,954       $ --             $   736,954
     Cost of sales                                       1,081,358         --               1,081,358
------------------------------------------------------------------------------------------------------
     Operating earnings                                   (344,404)        --                (344,404)
     Administrative and general                            647,134         250,980            898,114
     Corporate development and marketing                   270,368          12,416            282,784
     Research and development                            1,968,537             373          1,968,910
     Amortization                                          300,177           6,360            306,537
-----------------------------------------------------------------------------------------------------
     Segmented loss                                    $(3,530,620)      $(270,129)        (3,800,749)
=====================================================================================================
     Unallocated:
     Write-down of investment                                                                 (36,013)
     Investment and other income                                                                9,163
------------------------------------------------------------------------------------------------------
     LOSS FOR THE YEAR                                                                    $(3,827,599)
======================================================================================================
     IDENTIFIABLE ASSETS                               $ 3,118,451       $ 749,187          3,867,638
======================================================================================================



================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

16.  CONTINGENCIES

     WASTE DISPOSAL RIGHTS

     Recoverability of the waste disposal rights is subject to the realization of management's assumptions as discussed in note 10.

17.  RELATED PARTY TRANSACTIONS

     During the six months ended December 31, 1997 the Company paid consulting fees and salaries of $206,849 (June 30, 1997 - $426,089) to directors, former directors and/or private companies controlled by directors and/or individuals related to directors.

18.  COMMITMENTS

     (a) The Company has two leases for buildings it presently occupies in New Jersey and in New York which require the following payments:

                 1998 .......................................    $146,800
                 1999 .......................................    $144,000
                 2000 .......................................    $144,000
                 2001 .......................................    $144,000
                 2002 and subsequent ........................    $ 24,000

     (b) The Company has entered into numerous non-exclusive finder's agreements with third parties to promote the company's soil remediation process. The Company will pay between 1% and 7% commission on gross revenues generated by the third parties. These agreements expire between one and two years.

     (c) The Company entered into a finder's agreement with a third party to raise capital for the Company through private placements. The Company will pay a 5% commission on private placements raised directly or indirectly by the third party. The agreement expires on September 27, 2000, with an option to renew for another five years.

     (d) The Company has agreed to pay royalties to Earthworks Industries Inc. (Earthworks) (a Canadian public company) based on Cdn $1/tonne of soil remediated in Canada or the United States ($1/tonne will be U.S. dollars if soil is remediated in the United States). The Company will receive one share for each $1 of royalty paid, to a maximum of 200,000 shares, in minimum blocks of 50,000. These shares are accrued as the soil is remediated. An additional $1 (Cdn or US) will be paid for each ton remediated on contracts resulting from the efforts of Earthworks. The Company has the right to offset royalty payments against the convertible loan from Cortina Integrated Waste Management, Inc.
          (Note 8(c)).

     (e) The Company entered into a consulting agreement with a third party to provide business development and operational support. The Company will pay the third party $3,000 per month plus any costs over and above the monthly consulting fee. The agreement expires on October 1, 1998 with an annual renewal option.

-----------------------------------------------------------------------------
                                                                              19

================================================================================
SOLUCORP INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

18.  COMMITMENTS (CONT'D)

     (f) In October 1995 the Company entered into an exclusive licensing agreement with a United Kingdom company for the U.K. company to utilize the Company's soil remediation process and to market the Company's soil remediation technology in the U.K. The agreement required an annual licensing fee and a royalty per ton of soil remediated. This agreement will be superseded by a new agreement dated August 1, 1997, when the U.K. company obtains an official listing on the Alternative Investment Market. The Company also granted an option for a twelve-month period to the U.K. company for a similar licensing agreement related to various European territories. Consideration received for granting the option was $200,000. On December 10, 1997 the U.K. company advised its intention to excercise the option and to proceed with agreements for France, Poland, Hungary and Portugal. Accordingly, the option payment received is included in licensing fees for the period ended December 31, 1997.

19.  COMPARATIVE FIGURES

     The Company changed its year-end to December 31. Therefore, the financial statements for the six months ended December 31, 1996 are shown for comparative purposes.

     Certain June 30, 1997 figures have been reclassified to conform to the presentation adopted in the current period. These changes have no effect on June 30, 1997 earnings.

20.  ECONOMIC DEPENDENCE

     During the six months ended December 31, 1997, revenues of $327,005 and $88,033 were from individual customers, of which $26,995 and $Nil is included in accounts receivable respectively.

     During the year ended June 30, 1997, revenues of $417,568 were from an individual customer, of which $56,630 is included in accounts receivable.

     License fees of $1,140,910 were recognized as disclosed in note 3 and fees of $250,000 were recognized as disclosed in note 18(f).

21.  RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     As discussed in Significant Accounting Policies, these consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada.

     Differences in accounting principles as they pertain to these consolidated financial statements are as follows:

     MARKETABLE SECURITIES

     Under GAAP, the accounting for marketable securities depends on the classification of securities as held to maturity, trading or available for sale. The classification would be based on management's intent. Marketable securities included in long-term investments (Note 8) would be classified as being available for sale. Under U.S. GAAP, such securities would be recorded at fair value with any changes recorded in a separate component of shareholder's equity. Realized gains or losses would be recorded on the income statements. As at December 31, 1997, December 31, 1996 and June 30, 1997, the effect on the presentation of long-term investment for U.S. GAAP purposes would not be material.

-----------------------------------------------------------------------------
                                                                              20

================================================================================
SOLUCORP INDUSTRIES LTD.
SCHEDULE OF ADMINISTRATIVE AND GENERAL EXPENSES (US DOLLARS)
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------

                                                                                                December 31,     June 30,
                                                                DECEMBER 31, 1997                  1996            1997
                                                   -----------------------------------------    (Unaudited)
                                                        U.S.         Canada         Total          Total           Total
--------------------------------------------------------------------------------------------------------------------------
Automobile ...................................      $   15,058      $   --        $   15,058      $  9,642        $ 21,341
Bad debts ....................................           1,923          --             1,923          --            41,690
Bank charges and interest ....................          14,961         1,075          16,036        12,436          33,401
Consulting and management fees ...............         288,798          --           288,798        20,172          33,704
Foreign exchange (gain) loss .................          22,121         2,012          24,133         4,668          (1,338)
Insurance ....................................          51,189          --            51,189        15,537          25,714
Legal, accounting and audit ..................          42,337        36,455          78,792        15,820         227,256
Office, printing and related .................          65,757        11,634          77,391        19,040          24,698
Rent .........................................          63,339         3,651          66,990        67,327         129,637
Salaries and wages ...........................         445,073        59,009         504,082       134,123         302,945
Telephone ....................................          44,199         6,137          47,336        13,316          27,155
Transfer and filing fees .....................            --          11,147          11,147         1,676          19,566
Travel .......................................          41,229         2,698          43,927         3,997          12,345
--------------------------------------------------------------------------------------------------------------------------
                                                    $1,092,984      $133,818      $1,226,802      $317,754        $898,114
==========================================================================================================================

-----------------------------------------------------------------------------
                                                                              21

================================================================================
SOLUCORP INDUSTRIES LTD.
Schedule of Research and Development Expenses
================================================================================


PERIODS ENDED DECEMBER 31, 1997 AND JUNE 30, 1997
--------------------------------------------------------------------------------


                                                                                                December 31,     June 30,
                                                                DECEMBER 31, 1997                  1996            1997
                                                   -----------------------------------------    (Unaudited)
                                                        U.S.         Canada         Total          Total           Total
--------------------------------------------------------------------------------------------------------------------------
Automobile ...................................      $     --        $   --        $     --        $  3,214      $    7,690
Chemical and related freight .................            --            --              --            --           216,959
Consulting and management fees ...............            --            --              --         114,308         188,759
Insurance ....................................            --            --              --          23,306          38,572
Lab analyses .................................            --            --              --            --            43,695
Legal, accounting and audit ..................            --            --              --          23,729          81,167
Materials and supplies .......................            --            --              --            --            19,037
Machine rentals ..............................            --            --              --            --            20,827
Mobilization/demobilization costs ............            --            --              --            --            21,098
Office, printing and related .................            --            --              --          76,161          95,407
Rent .........................................            --            --              --          22,442          43,021
Salaries and wages ...........................            --            --              --         402,370         903,706
Subcontracting costs .........................            --            --              --            --           113,792
Telephone ....................................            --            --              --          39,947          78,875
Travel .......................................            --            --              --          15,988          96,305
--------------------------------------------------------------------------------------------------------------------------
                                                    $     --        $   --        $     --        $721,465      $1,968,910
==========================================================================================================================

-----------------------------------------------------------------------------
                                                                              22