Form 10-Q
period 1998-03-31
SOLUCORP INDUSTRIES LTD
filed 1998-05-21
CIK 1051720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                            ------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Period Ended March 31, 1998


                           Commission File No. 0-29664


                            SOLUCORP INDUSTRIES LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                 YUKON                                              N/A
     ------------------------------                          -------------------
       (State or jurisdiction of                               (IRS Employer
     incorporation or organization)                          Identification No.)


  250 WEST NYACK ROAD, WEST NYACK, NY                               10994
---------------------------------------                          ----------
(Address of Principal Executive Office)                          (Zip Code)


               Registrant's telephone number, including area code:
               ---------------------------------------------------
                                 (914) 623-2333


              Former name, former address and former fiscal year,
                       if changed since last report:
              ---------------------------------------------------
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

,
As of May 19, 1998, there were 18,847,521 shares of Common Stock, no par value outstanding.

================================================================================

BASIS OF PRESENTATION

     The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Transition Report for the six month period ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year ending December 31, 1998.

FORWARD LOOKING STATEMENTS

     Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performances or achievements expressed or implied on such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                            SOLUCORP INDUSTRIES LTD
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                               (IN U.S. DOLLARS)

                                                         Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

Revenues
   Environmental clean-up and waste disposal       $    505,151    $    279,191
   Training Institute                                     7,716           5,830
                                                   ------------    ------------
                                                        512,867         285,021
                                                   ------------    ------------
Cost of Sales and Revenue
   Environmental clean-up and waste disposal            445,122         266,078
   Training Institute                                     2,964           2,230
   Inventory storage costs                               96,815          17,255
                                                   ------------    ------------
                                                        544,901         285,563
                                                   ------------    ------------
Gross Margin                                            (32,034)           (542)
Investment and Other Income                              63,546           1,500
License fees                                            545,454               0
                                                   ------------    ------------
                                                        576,966             958
                                                   ------------    ------------
Expenses
   Administrative and general                           652,904         609,607
   Corporate development and marketing                  114,026         101,067
   Depreciation and amortization                         69,516          81,723
   Research and development                                                  52
                                                   ------------    ------------
                                                        836,446         792,449
                                                   ------------    ------------
Earnings (loss) from operations                        (259,480)       (791,491)
                                                   ------------    ------------
Earnings (loss) for the period                         (259,480)       (791,491)
Deficit, beginning of period                        (13,247,738)    (10,599,949)
                                                   ------------    ------------
Deficit, end of period                             ($13,507,218)   ($11,391,440)
                                                   ============    ============
Earnings (loss) per share                                ($0.01)         ($0.17)
                                                   ============    ============

The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD
                           CONSOLIDATED BALANCE SHEET
                               (IN U.S. DOLLARS)

                                                      March          December
                                                    31, 1998         31, 1997
                                                  ------------     ------------
                                                  (Unaudited)

ASSETS
Current Assets
   Cash                                           $    134,825     $     26,646
   Accounts receivable                               1,587,097          672,791
   License fees                                        136,364          490,910
   Loan receivable                                      25,000           50,000
   Due from related parties                          1,687,761        1,981,377
   Other receivables                                    51,232          100,872
   Inventories                                       1,194,894          784,815
   Prepaid expenses                                    494,778          816,495
                                                  ------------     ------------
                                                     5,311,951        4,923,906
Long Term Investments                                  373,939          368,844
Capital Assets                                         341,648          350,663
Waste Disposal Rights                                1,570,078        1,624,219
                                                  ------------     ------------
TOTAL ASSETS                                      $  7,597,616     $  7,267,632
                                                  ============     ============

LIABILITIES
Current Liabilities
   Accounts payable & accrued liabilities         $    981,679     $    868,198
   Loans payable                                       271,180          270,722
                                                  ------------     ------------
                                                     1,252,859        1,138,920
Due on waste disposal rights                         1,265,625        1,265,625
                                                  ------------     ------------
                                                     2,518,484        2,404,545
                                                  ------------     ------------
SHAREHOLDERS EQUITY
Share capital                                       18,610,765       18,135,240
Deficit                                            (13,507,218)     (13,247,738)
                                                  ------------     ------------
                                                     5,103,547        4,887,502
   Less: Cost of 8,000 shares held by
        company's subsidiary                           (24,415)         (24,415)
                                                  ------------     ------------
                                                     5,079,132        4,863,087
                                                  ------------     ------------
TOTAL LIABILITIES AND
   SHAREHOLDERS EQUITY                            $  7,597,616     $  7,267,632
                                                  ============     ============

The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                               (IN U.S. DOLLARS)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------

CASH PROVIDED BY (USED IN)
  Operating activities
     Net profit (loss) for the period                    ($259,480)   ($791,491)
     Items not involving cash:
        Depreciation & amortization                         69,516       81,723
                                                         ---------    ---------
     Funds provided (used) from operations                (189,964)    (709,768)
     Non-cash working capital changes                     (485,002)     (22,777)
                                                         ---------    ---------
       Cash provided by (used in) operating activities    (674,966)    (732,545)
                                                         ---------    ---------
  Financing activities
     Issue of common shares                                475,525      709,837
     Due from related parties                              293,616      (50,035)
     Loans receivable                                       25,000
     Loans payable                                             458
                                                         ---------    ---------
       Cash provided by (used in) financing activities     794,599      659,802
                                                         ---------    ---------
  Investment activities
     (Increase) decrease in capital assets                  (6,360)      (3,487)
     (Increase) decrease in long-term investments           (5,094)      (3,212)
                                                         ---------    ---------
       Cash provided by (used in) investment
         activities                                        (11,454)      (6,699)
                                                         ---------    ---------
  Increase (decrease) in cash position                     108,179      (79,442)
  Cash position, beginning of period                        26,646       10,451
                                                         ---------    ---------
  Cash position, end of period                           $ 134,825    ($ 68,991)
                                                         =========    =========

The accompanying notes are an integral part of this statement.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

1.    Significant Accounting Policies

         a)    Generally Accepted Accounting Principles

               The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. Except as disclosed in note 21, no differences have been reported as they are not considered significant.

         b)    Basis of Consolidation

               The consolidated financial statements include the accounts of the Company and its subsidiaries. At March 31, 1998 the Company's subsidiaries and its percentage equity interest in each are as follows:

                  ESM Industries (Canada) Inc.                      100%
                  World Travel Plazas Inc.                          100%
                  World Tec Equities Inc.                           100%
                  EPS Environmental, Inc.                           100%
                  Environmental Training Institute Inc.
                    (incorporated in the US)                        100%

         c)    Cash and Cash Equivalents

               For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         d)    Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         e)    Fair Value of Financial Instruments

               The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, loans and other receivables, accounts payable and accrued liabilities and loans payable approximate fair market value because of the immediate or short-term maturity of these financial accounts. The fair values of the long-term investments are not readily determinable due to uncertainties in their realization; however, where available, the quoted market prices have been disclosed. The fair value of the amount due on the waste disposal rights is not determinable due to uncertainty regarding payment.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

         f)    Inventory

               Inventory is valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis.

         g)    Long-term Investments

               Investments are recorded at cost less a provision for permanent impairment in value.

         h)    Capital Assets

               Capital assets are recorded at cost. Amortization is provided over the estimated useful lives of the assets on the following bases:

                  Computer                              30% declining balance
                  Furniture and office equipment        20% declining balance
                  Leasehold improvements                 5 years straight-line
                  Remediation equipment                 30% declining balance
                  Patent costs                          10 years straight-line

         i)    Waste Disposal Rights

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

         j)    Reporting Currency and Translation of Foreign Currency

               The Company has adopted the United States dollar as its reporting currency for its financial statements prepared after March 31, 1996. The United States dollar is the currency of the primary economic environment in which the Company conducts its business, and is considered the appropriate functional currency for its operations. Accordingly, the financial statements of the Company have been translated using the temporal method with translation gains and losses included in earnings. Under this method the operations of the Company have been converted into U.S. dollars at the following rates of exchange:

                  (i) Monetary assets and liabilities - at the rate of exchange prevailing at the balance sheet date.

                 (ii) All other assets and liabilities - at the exchange rate prevailing at the time of the transactions.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

                (iii) Revenue and expenses - at the average exchange rates prevailing during the period.

         k)    Share Issue Costs

               Share issue costs are charged directly to the deficit.

         l)    Revenue Recognition

               Revenue from on-site remediation projects is recognized using the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date, to the most recent estimate of total costs which will have to be incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon the percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. At March 31, 1998 there were no on-site projects in process.

               Revenue from in-line remediation projects is recognized using the completed contract method. Under this method revenue is recognized when work is completed and invoiced.

               Revenue from license fees, option payments and royalties are recognized as the accrue in accordance with the terms of the relevant agreements.

          m)   Research and Development

               Research and development expenditures less related government grants are charged to operations.

          n)   Earnings (Loss) Per Share

               The earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the year.

          o)   Accounting for Stock-Based Compensation

               In October 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

               plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statement pro forma net income and,

               if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1995. Currently, the Company's stock-based compensation plan is accounted for using Canadian generally accepted accounting principles similar to the intrinsic value method prescribed by APB No. 25. The Company is in the process of computing the effect of adopting SFAS No. 123 and has not yet made a decision on whether to adopt the U.S. accounting policy for the fiscal period March 31, 1998. Management believes the financial impact of adopting SFAS No. 123 would be immaterial.


         2.    Accounts Receivable

                                                       March 31,    December 31,
                                                         1998          1997
                                                      ----------     --------
              Tristate Restoration Company,
                Inc. (note 7)                         $  299,665     $293,361
              Smart International Ltd.                 1,125,734      203,796


              Other                                      202,805      216,741
                                                      ----------     --------
                                                       1,628,204      713,898

              Allowance for bad debts                    (41,107)     (41,107)
                                                      ----------     --------
                                                      $1,587,097     $672,791
                                                      ==========     ========

         3.    License Fees

               By a letter of intent dated June 4, 1997 and an agreement dated September 15, 1997 the Company granted to Smart International Ltd. (Smart) the right to manufacture chemicals for the Company and the right to exclusively engage in remediation projects in China using the Company's technology. The agreement is for a ten-year term commencing from June 1, 1997 with an option to renew for a further 10 years. As consideration, Smart has agreed to pay an annual license fee of $2,000,000 per year plus a royalty of $5 per ton for each ton of processed material in excess of 100,000 tons per contract year. At March 31, 1998 the Company has received $500,000 of the $1,500,000 billed towards the license fee and has accrued an amount receivable of $136,364 for license fees earned. No royalties were payable.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

          4.   Loan Receivable

                                                       March 31,    December 31,
                                                         1998           1997
                                                        -------       -------
               Loan receivable, 5% per annum, due
               November 30, 1997                        $50,000       $50,000
                                                        =======       =======


               Management expects the balance plus interest to be repaid in full in 1998.

          5.   Due From Related Parties

               Advances, primarily to directors, and employees related to directors in the amount of $1,687,761 (December, 1997 - $1,981,377) bear interest at 8.50%, are secured with marketable securities (market value at March 31, 1998 - $ 880,416) and have no specific terms of repayment.

          6.   Inventories

                                                         March 31,  December 31,
                                                           1998        1997
                                                        ----------   --------
              Raw Chemicals                             $1,137,515   $731,576
              Blended chemicals                             53,562     13,626
              Goods for resale                               3,817     39,613
                                                        ----------   --------
                                                        $1,194,894   $784,815
                                                        ==========   ========

          7.   Prepaid Expenses

                                                         March 31,  December 31,
                                                           1998        1997
                                                        ----------   --------
              Employment agreement (note 7a)              $250,000   $250,000
              Deposit on inventory purchase (note 7b)          --     244,250
              Consulting agreements (note 7c)              199,646    283,911
              Rental expense                                45,132     28,334
              Other                                            --      10,000
                                                        ----------   --------
                                                        $  494,778   $816,495
                                                        ==========   ========

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

          a)   Employment agreement

               During the fiscal year ended June 30, 1997 the Company was negotiating with the shareholders of Tristate Restoration Company, Inc. (Tristate) regarding the possible acquisition of Tristate. Tristate is a New Jersey company specializing in the removal of hazardous asbestos materials. As part of the negotiations, the Company advanced 100,000 shares of its capital stock. During the six months ended December 31, 1997 and subsequent, negotiations continued resulting in the following:

               (i) The Company made advances and provided other assistance to Tristate to help it with its ongoing operations. These advances are repayable on demand with interest at prime plus 1% and are secured by personal guarantees of the two shareholders of Tristate and the assets of Tristate. As further consideration, by an agreement dated November 7, 1997, Tristate agreed to pay the Company a portion of the revenue collected from jobs for a period of two years from June 1, 1997. As noted below, the agreement relating to the revenue sharing was superseded after December 31, 1997. However, Tristate has agreed to pay the Company $90,090 for its share of the revenue which was included in operations for that period. Subsequent to December 31, 1997, Tristate made a direct assignment of one of its outstanding accounts in the amount of $166,000 as further security for the advances.

               (ii) The Company entered into separate employment agreements with each of the two shareholders of Tristate for a minimum term of five years with an option to renew for another five years. The 100,000 shares originally issued prior to June 30,1997, as noted above, are construed as part of the compensation included under the terms of the employment agreements. These employment agreements were dated April 8, 1998. The value of the shares issued ($250,000) will be amortized over the five-year term commencing on April 8, 1998.

          b)   Deposits on Inventory Purchase

               Subsequent to December 31, 1997 the $244,250 deposit was applied to purchases of raw chemicals totaling $ 415,250.

          c)   Consulting Agreements

               (i) The Company issued 50,000 shares at $4.50 per share related to a consulting agreement which has a two-year term ending November 19, 1999.

               (ii) The Company issued 58,000 shares at a value of $101,000 related to a consulting agreement. The payment is for the period June 1, 1997 to May 31, 1998.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------


8.    Long-term Investments

                                                                                         March 31,       December 31,
                                                                                           1998              1997
                                                                                         --------          --------
          (a)  100,500 shares of Earthworks Industries Inc. plus accrued shares of 40,259 (December 31, 1997 - 36,165) (note 11 and 18(d))
               (Market value $66,438)                                                    $104,382          $ 99,287


          (b)  Convertible debenture from Travel Plaza Developments Inc. (Travel
               Plaza). The Company elected on December 28, 1994 to convert the
               Can $50,000 debenture into 250,000 shares of Travel Plaza. Final regulatory approval for this conversion from the Alberta Stock
               Exchange is still pending subject to their acceptance of a financing arrangement and the approval of minority shareholders.
               On August 21, 1996, pending the finalization of the required financing to compute the project, construction has been
               temporarily suspended and the stock of Travel Plaza has been halted from trading. Due to these uncertainties, the Company has
               written this investment down to a nominal value.                                 1                 1

         (c)   Convertible loan to Cortina Integrated Waste Management Inc., a subsidiary of Earthworks industries inc. (public company), due
               September 5, 2000 with interest at 15% per annum. The Company is entitled to convert all or a portion of the loan into shares of
               Earthworks Industries Inc. at any time. During the term of this loan, the Company has the right to offset royalty payments due to
               Earthworks Industries Inc. against the loan balance.                       208,821           208,821

          (d) A 25% interest in John Beech Remediation
              Limited (no market value).                                                        1                 1

          (e) 70,000 shares of Global Technologies Inc.
              (note 11).                                                                   60,734            60,734
                                                                                         --------          --------
                                                                                         $373,939          $368,844
                                                                                         ========          ========

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

9.   Capital Assets

                                                       March 31,    December 31,
                                                         1998           1997
                                                       --------       --------
             Computers                                 $ 24,047       $ 24,047
             Furniture and office equipment             100,940        100,940
             Remediation equipment                      426,630        426,630
             Leasehold improvements                      15,927         15,927
             Incorporation costs                            688            688
             Patent costs                                53,177         53,177
                                                       --------       --------
                                                        621,409        621,409

             Less: Accumulated amortization             279,761        270,746
                                                       --------       --------
                                                       $341,648       $350,663
                                                       ========       ========


10.  Waste Disposal Rights

     During the year ended June 30, 1995, the Company entered into a one-year agreement effective from August 1, 1994 with a non-related public company, Thermo Tech Technologies inc. (Thermo Tech), to deliver 3,500 tons per month of suitable organic waste to a bio-conversion facility located in Corinth, New York at $55 per ton on a put or pay basis. The Company delivered only approximately 5% of the waste contemplated under the one-year agreement. The Corinth facility experienced technical start-up problems and was shut down in July 1995 to correct an engineering design problem. On September 14, 1995 and January 17, 1996 the Company and Thermo Tech signed confirmation agreements which resulted in a ten-year extension from the put or pay agreement to commence when either the Corinth facility became operational, or as an alternative, when organic waste was delivered to another Thermo Tech facility. The agreements obligated the Company to pay an initial amount of $2,165,625 for the right to deliver 216,500 tons of acceptable organic waste ($10 per ton) plus an additional $45 per ton during the ten (10) year term of the agreement.

     The Company paid Thermo Tech $900,000 of the initial amount leaving $1,265,625 still to be paid. Thermo Tech was not able to renegotiate acceptable lease terms with the landlord of the Corinth facility and is currently planning to relocate the plant to a nearby site. The relocation is not expected to be completed within the next year and as a result, Thermo Tech has agreed that the unpaid amount of $1,265,625 is not due until the relocated plant is operational. Accordingly the balance due is reflected as a non-current payable. However, the Company expects to fully recover the invested amount in waste disposal rights over the ten-year contractual period by delivering waste to either the Corinth facility or an alternative Thermo Tech facility.

     The carrying value for the waste disposal rights represents a significant portion of the Company's assets. Measurement of the recoverability of the carrying value is based on an assessment of the waste disposal rates currently existing in the New York and New Jersey areas, and at other areas where Thermo Tech plants are located, and on the assumption that the Corinth plant will be

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

     successfully relocated and in operation in the near future. As of March 31, 1998, the Company has determined that no write-down is necessary. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the estimated recoverable amount.

11.   Loans Payable

                                                                                      March 31,        December 31,
                                                                                         1998              1997
                                                                                       --------          --------
                                                                                     (Unaudited)
             IDM Environmental Corp., 10.25%, payable in monthly installments of
             $22,008 including principal and interest, maturing on July 1, 1998, secured by the Company's treasury stock, 100,500 shares of
             Earthworks Industries Ltd. (note 8a) and 70,000 shares of Global
             Technologies Inc. (note 8a) held as investments by the Company.
                                                                                       $200,748           $200,748

             Global Technologies Inc., due on demand ($100,000 Cdn).                     70,432             69,974
                                                                                       --------           --------
                                                                                       $271,180           $270,722
                                                                                       ========           ========

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

12.  Share Capital

         a)    Authorized:

          200,000,000 common shares of no par value

         b)    Issued:

                                                        Three Months Ended                         Three Months Ended
                                                          March 31, 1998                             March 31, 1997
                                                           (Unaudited)                                (Unaudited)
                                                 -------------------------------            --------------------------------
                                                   Shares               Amount                Shares                Amount
                                                 ----------          -----------            ----------           -----------
Balance, beginning                               18,652,497          $18,135,240            15,062,463           $11,472,295
Issued pursuant to
     Stock options                                  195,500              419,525               375,000               652,140
     Warrants                                          --                   --                  51,516                57,697
                                                 ----------          -----------            ----------           -----------
                                                                         419,525               426,516               709,837

Allotted for cash                                    32,000               56,000                  --                    --
Balance, ending                                  18,879,997          $18,610,765            15,488,979           $12,182,132
                                                 ==========          ===========            ==========           ===========



         c) During the three-month period ended March 31, 1998 the Company granted employees, directors and other individuals associated with Company stock options to acquire up to 465,000 shares at $3.50 per share. At March 31, 1998 stock options were outstanding as follows:

                    Shares                      Exercise Price                     Expiration Date
                --------------                 ---------------                      --------------
                   250,000                           $1.38                         December 21, 1999
                    57,500                           $1.75                             July 13, 2000
                    83,500                           $1.75                        September 12, 2000
                    53,500                           $1.75                           January 6, 2002
                 1,889,329                           $1.75                              June 9, 2002
                   882,210                           $3.47                          November 4, 2002
                   465,000                           $3.50                         February 19, 2003
         d)   At March 31, 1998 warrants were outstanding as follows:

                  Shares                         Exercise Price                     Expiration Date
              --------------                   ---------------                      --------------
                 160,000                         $1.75 - $2.00                         June 25, 1999
                 750,000                             $2.75                        September 10, 2000
                  25,000                             $4.00                             April 4, 2001
                 300,000                             $7.50                              June 3, 2001

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------
         e)   At March 31, 1998, 1,675,000 (March 31, 1997 - 1,675,000) common shares were held in escrow.

13.  Income Taxes

     At December 31, 1997, the Company had accumulated tax losses aggregating $9,636,000, which may be carried forward and applied against taxable income in future years up to 2003. The Company does not record the income tax benefit of these losses.

14.  Subsequent Events

     (a) On April 8, 1998, as part of a employment agreement (see note 7 (ii)), the Company gave one of the shareholders of Tristate Restoration Company, Inc. (Tristate) 300,000 Solucorp options at a price(s) to be determined.

     (b) On May 1, 1998 the Company was informed by the Securities and Exchange Commission (SEC) that it had temporarily suspended the over the counter trading in the securities of the Company from May 1, 1998 through May 14, 1998. The suspension was based upon questions that were raised concerning the accuracy and adequacy of the public information about various aspects of the Company's business. The Company is confident that it will demonstrate to the satisfaction of the SEC that it acted properly.


SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
------------------------------------------------------------------------------------------------------------------------------------

15.  Segmented Information
                                                                         US Services &                        Consolidated Totals
                                                                            Products            Canada               Total
                                                                         -------------         --------        -----------------
     (a) Three Months Ended March 31, 1998:
                 (Unaudited)
        Revenue                                                            $512,867             $     --           $ 512,867
        License Fees                                                        545,454                   --             545,454
        Cost of sales                                                       544,901                   --             544,901
        Operating earnings (loss)
                                                                            513,420                   --             513,420
        Administrative and general                                          610,353                42,551            652,904
        Corporate development and marketing                                 100,665                13,361            114,026
        Amortization                                                         63,156                 6,360             69,516

        Segmented loss                                                    $(260,754)             $(62,272)          (323,026
                                                                         ----------              --------
        Unallocated:
        Investment and other income                                                                                   63,546
                                                                                                                  ----------
        LOSS FOR THE PERIOD                                                                                       $ (259,480)
                                                                                                                  ==========
        IDENTIFIABLE ASSETS                                              $6,799,095              $798,521         $7,597,616
                                                                         ==========              ========         ==========
     (b) Three Months Ended March 31, 1997:
                 (Unaudited)
        Revenue                                                            $285,021              $    --            $285,021
        Cost of sales                                                       285,563                   --             285,563
                                                                         ----------              --------         ----------
        Operating earnings (loss)                                              (542)                  --                (542)

        Administrative and general                                          562,171                47,436            609,607
        Corporate development and marketing                                  95,939                 5,128            101,067
        Research and development                                               --                      52                 52
        Amortization                                                         81,723                   --              81,723
                                                                         ----------              --------         ----------
        Segmented loss                                                    $(740,375)             $(52,616)          (792,991)
                                                                         ----------              --------
        Unallocated:
        Investment and other income                                                                                    1,500
                                                                                                                  ----------
        LOSS FOR THE PERIOD                                                                                        $(791,491)
                                                                                                                  ==========
        IDENTIFIABLE ASSETS                                              $2,817,389              $407,796         $3,225,185
                                                                         ==========              ========         ==========

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

16.  Contingencies

          a) Pending Litigation

          During May, 1998, the Company and two of its officers were served with a putative class action complaint alleging purported violations of the federal securities laws [GESTEN v. SOLUCORP INDUSTRIES LTD., et al., 98 Civ. 3248 (LMM) (SDNY)]. The substantive allegations of the complaint consist of no more than extensive quotations from prior statements purportedly made by the Company and general allegations that such statements were false and misleading. The Company has reviewed its prior statements and is convinced that none of such statements are false or misleading. The Company and the officers named in the complaint, after consultation with their attorneys, believe that the action filed against them has no merit and have determined to vigorously defend the action.

          b) Waste Disposal Rights

          Recoverability of the waste disposal rights is subject to the realization of management's assumptions as discussed in note 10.

17.  Related party Transactions

     During the three months ended March 31, 1998, the Company paid consulting fees and salaries of $94,920 (March 31, 1997 - $ 89,673) to directors, former directors and/or private companies controlled by directors and/or individuals related to directors.

18.  Commitments

     a) The Company has a lease for the building it presently occupies in New York which requires the following payments:

                           1998                          $144,000
                           1999                          $144,000
                           2000                          $144,000
                           2001                          $144,000
                           2002 and subsequent           $ 24,000

     b) The Company has entered into numerous non-exclusive finder's agreements with third parties to promote the company's soil remediation process. The company will pay between 1% and 7% for commissions on gross revenues generated by the third parties. These agreements expire between one and two years.

     c) The Company entered into a finder's agreement with a third party to raise capital for the Company through private placements. The Company will pay a 5% commission on private placements raised directly or indirectly by the third party. The agreement expires on September 27, 2000, with an option to renew for another five years.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

     d) The Company has agreed to pay royalties to Earthworks Industries Inc. (Earthworks) (a Canadian public company) based on Cdn $1/ton of soil remediated in Canada or the United States ($1/ton will be U.S. dollars if soil is remediated in the United States). The Company will receive one share for each $1 of royalty paid, to a maximum of 200,000 shares, in minimum blocks of 50,000. These shares are accrued as the soil is remediated. An additional $1 (Cdn or US) will be paid for each ton remediated on contracts resulting from the efforts of Earthworks. The Company has the right to offset royalty payments against the convertible loan from Cortina Integrated Waste Management, Inc. (note 8(c)).

     e) The Company entered into a consulting agreement with a third party to provide business development and operational support. The Company will pay the third party $3,000 per month plus any costs over and above the monthly consulting fee. The agreement expires on October 1, 1998 with an annual renewal option.

     f) In October 1995 the Company entered into an exclusive licensing agreement with a United Kingdom company for the U.K. company to utilize the Company's soil remediation process and to market the company's soil remediation technology in the U.K. The agreement required an annual licensing fee and a royalty per ton of soil remediated. This agreement will be superseded by a new agreement dated August 1, 1997, when the U.K. company obtains an official listing on the Alternative Investment Market. The Company also granted an option for a twelve month period to the U.K. company for a similar licensing agreement related to various European territories. Consideration received for granting the option was $200,000. On December 10, 1997 the U.K. company advised its intention to exercise the option and to proceed with agreements for France, Poland, Hungary and Portugal.

19.  Comparative Figures

     The Company changed its year-end to December 31. In accordance with SEC guidelines the consolidated statement of operations and the consolidated statement of cash flow for the three month period ended March 31, 1998 was compared to the comparable period in 1997, whereas the consolidated balance sheet at March 31, 1998 was compared to the previous year ended date of December 31, 1997.

20.  Economic Dependence

     During the three months ended March 31, 1998, revenues of $ 183,355 and $ 131,367 were earned from two customers, of which $51,638 and $Nil is included in accounts receivable respectively.

     License fees of $545,454 were recognized as disclosed in note 3.

21.  Reconciliation to United States Generally Accepted Accounting Principles

     As discussed in Significant Accounting Policies, these consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1998 & 1997
--------------------------------------------------------------------------------

     Differences in accounting principles as they pertain to these consolidated financial statements are as follows:

     Marketable Securities

     Under GAAP, the accounting for marketable securities depends on the classification of securities as held to maturity, trading or available for sale. The classification would be based on management's intent. Marketable securities included in long-term investments (note 8) would be classified as being available for sale. Under U.S. GAAP, such securities would be recorded at fair value with any changes recorded in a separate component of shareholder's equity. Realized gains or losses would be recorded on the income statements. At March 31, 1998 the effect on the presentation of long-term investment for U.S. GAAP purposes would not be material.

SOLUCORP INDUSTRIES LTD.
Schedule of Administrative and General Expenses (US Dollars)
Three Month Periods Ended March 31, 1998 & 1997


                                                March 31,              March 31,
                                                  1998                   1997
                                     ------------------------------    --------
                                       U.S.      Canada      Total       Total
                                    --------    -------    --------    --------
Automobile                          $ 11,009    $     0    $ 11,009    $  9,343
Bad Debts                                  0          0           0           0
Bank charges and interest              3,795         78       3,873      11,560
Consulting and management fees       109,107          0     109,107      46,406
Foreign exchange (gain) loss          77,419          0      77,419      28,322
Insurance                             15,864          0      15,864      11,258
Legal, accounting and audit           77,226      5,944      83,170      34,683
Office, printing and related          38,833      3,794      42,627      32,373
Rent                                  26,670      1,783      28,453      61,426
Salaries and wages                   224,131     19,840     243,971     317,713
Telephone                             18,153      2,801      20,954      30,460
Transfer and filing fees                   0        403         403         529
Travel                                15,721        333      16,054      25,534
                                    --------    -------    --------    --------
                                    $617,928    $34,976    $652,904    $609,607
                                    ========    =======    ========    ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

Aggregate revenue (environmental clean-ups and waste disposal projects, Training Institute fees and license fees) increased to $1,058,321 from $285,021; an increase of $773,300 or 271% for the three months ended March 31, 1998. This resulted primarily from increased remediation activity and from the licensing revenue for China.

Cost of sales increased $259,338 or 91%. Part of this increase was due to the abnormally high inventory storage costs which increased from $17,255 to $96,815 or $79,560 due to the build-up in inventory for the anticipated increased remediation activity in 1998. The remaining increase was essentially in line with the volume related increases from environmental cleanups.

Gross Margin reflected losses of $32,034 and $542 for the three months ended March 31, 1998 and 1997, respectively. At this point in the Company's development, its project costs do not yet reflect the economy of scale needed for a normal operation. In addition, the abnormal inventory storage costs and non-billable treatability work at the current revenue level has hindered profitability.

Investment and other income increased to $63,546 from $1,500; an increase of $62,046. This increase resulted primarily from interest charged on related party loans and from the Company's advances to Tristate for a joint venture project.

Selling, general and administrative expenses ("SG&A") increased $43,997 or 6% in the three months ended March 31, 1998 when compared to the comparable period in 1997. This increase occurred primarily from increased legal activity related to the Company's operations, and an increased foreign exchange loss; partially offset by lower rent costs. The shift from in-house labor to outside consultants essentially offset.

For the three months ended March 31, 1998 the Company reported a loss of $259,480. However, this was $532,011 or 67% lower than the $791,491 loss experienced in the comparable period in 1997. This reduced loss essentially reflects the Company's attempt to bring its unit costs and other costs in line with a more normal level of activity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $4,059,092, an increase of $274,106 or 7% from the $3,784,986 reflected at December 31, 1997. Within the current assets significant increases occurred in cash, accounts receivable, and inventories; whereas significant decreases occurred in unbilled license fees, due from related parties and prepaid expenses. Within the current liabilities, accounts payable reflected the only significant increase.

CASH FLOWS

During the three months ended March 31, 1998, the Company increased its cash position $108,179 versus a decreased cash position of $79,442 in the comparable period in 1997. In the current period, cash was provided mainly from the issuance of the Company's capital stock and the repayment of related party loans. This was used primarily to fund the current loss and the other operating activities.

OTHER

The carrying value of the waste disposal rights ($1,570,078) at March 31, 1998, represented a significant portion of the Company's assets. Measurement of the recoverability of the carrying value was based on an assessment of the waste disposal rates currently existing in the New York and New Jersey areas, and at other areas where Thermo Tech plants are located, and on the assumption that the relocation of the Corinth plant and/or some other Thermo Tech plants will be in operation in the near future. However, it is reasonably possible, based upon existing knowledge, that changes in future conditions in the near term could require a material change in the estimated recoverable amount. Accordingly, the Company is currently amortizing these rights $216,500 per year, which has left a net amount of $304,453 at March 31, 1998.

In anticipation of significantly increased remediation activity in 1998, and due to the relatively long lead time required to purchase one of the main chemical ingredients in MBS, the Company continued to increase its inventory of this chemical in the three months ended March 31, 1998. This was the primary reason for the inventory increasing $410,079 from the $784,079 at December 31, 1997.

On May 1, 1998, the Company was informed by the Securities and Exchange Commission (SEC) that it had temporarily suspended the over the counter trading in the securities of the Company from May 1, 1998 through May 14, 1998. The suspension was based upon questions that were raised concerning the accuracy and adequacy of the public information about various aspects of the Company's business. The Company is confident that it will demonstrate to the satisfaction of the SEC that it acted properly.

PENDING LITIGATION

During May 1998 the Company and two of its officers were served with a putative class action complaint alleging purported violations of the securities laws [GERSTEN v SOLUCORP INDUSTRIES LTD, et al., 98 Civ. 3248 (LMM)(SDNY)]. The substantive allegations of the complaint consist of no more than extensive quotations from prior statements purportedly made by the Company and general allegations that such statements were false and misleading. The Company has reviewed its prior statements and is convinced that none of the statements are false or misleading. The Company and the officers named in the complaint, after consultation with their attorneys, believe that the action filed against them has no merit and have determined to vigorously defend the action.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During May 1998 the Company and two of its officers were served with a putative class action complaint alleging purported violations of the securities laws [GERSTEN v SOLUCORP INDUSTRIES LTD, et al., 98 Civ. 3248 (LMM)(SDNY)]. The substantive allegations of the complaint consist of no more than extensive quotations from prior statements purportedly made by the Company and general allegations that such statements were false and misleading. The Company has reviewed its prior statements and is convinced that none of such statements are false or misleading. The Company and the officers named in the complaint, after consultation with their attorneys, believe that the action filed against them has no merit and have determined to vigorously defend the action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None

     (b) None

     (c) During the period covered by this report, the Company sold an aggregate of 195,500 shares of common stock to officers, directors, employees and consultants for cash consideration of $419,525.00 upon the exercise of stock options which were granted before the Company was subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. No commission was paid upon the exercise of the options nor was any person acting as underwriter with respect to the sales. The offers and sales are claimed to be exempt pursuant to Rule 781 under the Securities Act of 1933, as amended in that such sales were offered and sold:

          (1) pursuant to written option agreements issued prior to the time the Company was subject to reporting obligations under the Exchange Act;

          (2) the compensation options were granted for bona fide services rendered not related to capital raising transactions; and

          (3) the number of shares issued does not exceed 15% of the shares of the Company's common stock outstanding nor does the amount received upon the exercise of the options exceed $5,000,000 during the preceding 12 months.

     (d) Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER

On May 1, 1998, the Company was informed by the Securities and Exchange Commission (SEC) that it had temporarily suspended the over the counter trading in the securities of the Company from May 1, 1998 through May 14, 1998. The suspension was based upon questions that were raised concerning the accuracy and adequacy of the public information about various aspects of the Company's business, The Company is confident that it will demonstrate to the satisfaction of the SEC that it acted properly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report:

         11    Statement Re: Computation of Earnings Per Share

         27    Financial Data Schedule

         99.1 Licensing Agreement dated March 20, 1998 between KBF Pollution Management, Inc. and EPS Environmental, Inc. d/b/a Solucorp Industries.

         99.2 Agreement dated April 8, 1998 between M.H. Meyerson & Co., Inc. and Solucorp Industries Ltd.

         99.3 Finders Agreement dated April 22, 1998 between EPS Environmental, Inc. d/b/a Solucorp Industries and Scopus Evaluation Services, Inc.

         99.4 Letter Agreement dated May 18, 1998 between KBF Pollution Management, Inc. and Solucorp Industries Ltd. and Sommer & Schneider LLP


     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 21, 1998

                                          SOLUCORP INDUSTRIES LTD.


                                          By: /s/ PETER MANTIA
                                              ----------------------------------
                                                  Peter Mantia, President

                                          By: /s/ VICTOR HERMAN
                                              ----------------------------------
                                                  Victor Herman, CFO
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                         Description
-----------                         -----------

    11            Statement Re: Computation of Earnings Per Share

  99.1 Licensing Agreement dated March 20, 1998 between KBF Pollution Management, Inc. and EPS Environmental, Inc. d/b/a Solucorp Industries

  99.2 Agreement dated April 8, 1998 between M.H. Meyerson & Co., Inc. and Solucorp Industries Ltd.

  99.3 Finders Agreement dated April 22, 1998 between EPS Environmental, Inc. d/b/a Solucorp Industries and Scopus Evaluation Services, Inc.

  99.4 Letter Agreement dated May 18, 1998 between KBF Pollution Management, Inc. and Solucorp Industries Ltd. and Sommer & Schneider LLP

    27            Financial Data Schedule