Form 10-Q/A
period 1998-03-31
SOLUCORP INDUSTRIES LTD
filed 1998-05-21
CIK 1051720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                            ------------------------


                                    FORM 10-Q/A


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

                          PART I-FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                            SOLUCORP INDUSTRIES LTD
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                               (IN U.S. DOLLARS)

                                                         Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

Revenues
   Environmental clean-up and waste disposal       $    505,151    $    279,191
   Training Institute                                     7,716           5,830
                                                   ------------    ------------
                                                        512,867         285,021
                                                   ------------    ------------
Cost of Sales and Revenue
   Environmental clean-up and waste disposal            445,122         266,078
   Training Institute                                     2,964           2,230
   Inventory storage costs                               96,815          17,255
                                                   ------------    ------------
                                                        544,901         285,563
                                                   ------------    ------------
Gross Margin                                            (32,034)           (542)
Investment and Other Income                              63,546           1,500
License fees                                            545,454               0
                                                   ------------    ------------
                                                        576,966             958
                                                   ------------    ------------
Expenses
   Administrative and general                           652,904         609,607
   Corporate development and marketing                  114,026         101,067
   Depreciation and amortization                         69,516          81,723
   Research and development                                                  52
                                                   ------------    ------------
                                                        836,446         792,449
                                                   ------------    ------------
Earnings (loss) from operations                        (259,480)       (791,491)
                                                   ------------    ------------
Earnings (loss) for the period                         (259,480)       (791,491)
Deficit, beginning of period                        (13,247,738)    (10,599,949)
                                                   ------------    ------------
Deficit, end of period                             ($13,507,218)   ($11,391,440)
                                                   ============    ============
Earnings (loss) per share                                ($0.01)        ($0.05S)
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