Form 10-Q
period 1998-06-30
SOLUCORP INDUSTRIES LTD
filed 1998-08-17
CIK 1051720

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


                   For the Quarter Period Ended June 30, 1998


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

                                Yes [X]   No [ ]


As of August 14, 1998, there were 19,357,785 shares of Common Stock, no par value outstanding.

================================================================================

BASIS OF PRESENTATION

     The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Transition Report for the six month period ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year ending December 31, 1998.

                                                               PART I
                                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                       SOLUCORP INDUSTRIES LTD
                                          CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                                (UNAUDITED - PREPARED BY MANAGEMENT)
                                                          (In U.S. Dollars)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                           ---------------------------   --------------------------
                                              1998           1997           1998          1997
                                           ------------   ------------   ------------  ------------
REVENUES
   Environmental clean-up and waste disposal  $481,412      ($298,287)      $986,563      ($19,096)
   Training Institute                              680         19,617          8,396        25,447
                                           ------------   ------------   ------------  ------------
                                               482,092       (278,670)       994,959         6,351
                                           ------------   ------------   ------------  ------------

COST OF SALES AND REVENUE
   Environmental clean-up and waste disposal   410,588        220,511        855,710       503,844
   Training Institute                                0          4,867          2,964         7,097
    Inventory storage costs                     42,931              0        139,746             0
                                           ------------   ------------   ------------  ------------
                                               453,519        225,378        998,420       510,941
                                           ------------   ------------   ------------  ------------

GROSS MARGIN                                    28,573       (504,048)        (3,461)     (504,590)

INVESTMENT AND OTHER INCOME                     44,828          7,499        108,374         8,999

LICENSE FEES                                   530,304              0      1,075,758             0
                                           ------------   ------------   ------------  ------------

                                               603,705       (496,549)     1,180,671      (495,591)
                                           ------------   ------------   ------------  ------------


EXPENSES
   Administrative and general                1,116,168       (750,712)     1,769,072      (141,105)
   Corporate development and marketing         142,421         59,444        256,447       160,511
   Depreciation and amortization                88,155         65,661        157,671       147,384
   Research and development                          0      1,968,858              0     1,968,910
                                           ------------   ------------   ------------  ------------
                                             1,346,744      1,343,251      2,183,190     2,135,700
                                           ------------   ------------   ------------  ------------

EARNINGS (LOSS) FROM OPERATIONS               (743,039)    (1,839,800)    (1,002,519)   (2,631,291)

OTHER INCOME (EXPENSE)                        (527,968)       (36,013)      (527,968)      (36,013)

                                           ------------   ------------   ------------  ------------
EARNINGS (LOSS) FOR THE PERIOD              (1,271,007)    (1,875,813)    (1,530,487)   (2,667,304)

DEFICIT, BEGINNING OF PERIOD               (13,507,218)   (11,391,440)   (13,247,738)  (10,599,949)
                                           ------------   ------------   ------------  ------------

DEFICIT, END OF PERIOD                     ($14,778,225)  ($13,267,253)  ($14,778,225) ($13,267,253)
                                           ============   ============   ============  ============

EARNINGS (LOSS) PER SHARE                        ($0.07)        ($0.12)        ($0.08)       ($0.17)
                                           ============   ============   ============  ============

The accompanying notes are an integral part of this statement.

                                                                                                 3

                            SOLUCORP INDUSTRIES LTD
                           CONSOLIDATED BALANCE SHEET
                               (In U.S. Dollars)

                                                       JUNE          DECEMBER
                                                     30, 1998        31, 1997
                                                  --------------  -------------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
   Cash                                             $   32,755      $   26,646
   Accounts receivable                               1,133,530         672,791
   License fees                                        166,667         490,910
   Loan receivable                                      39,979          50,000
   Due from related parties                          1,426,219       1,981,377
   Other receivables                                    69,218         100,872
   Inventories                                       1,824,262         784,815
   Prepaid expenses                                    205,709         816,495
                                                  -------------   -------------
                                                     4,898,339       4,923,906

LONG TERM INVESTMENTS                                  377,699         368,844
CAPITAL ASSETS                                         339,301         350,663
WASTE DISPOSAL RIGHTS                                1,515,937       1,624,219
OTHER ASSETS                                           475,000               0
                                                  -------------   -------------

TOTAL ASSETS                                        $7,606,276      $7,267,632
                                                  =============   =============

LIABILITIES

CURRENT LIABILITIES

   Accounts payable & accrued liabilities           $1,603,824      $  868,198
   Loans payable                                       268,877         270,722
                                                  -------------   -------------
                                                     1,872,701       1,138,920

DUE ON WASTE DISPOSAL RIGHTS                         1,265,625       1,265,625
                                                  -------------   -------------
                                                     3,138,326       2,404,545
                                                  -------------   -------------

SHAREHOLDERS EQUITY

SHARE CAPITAL                                       19,270,590      18,135,240
DEFICIT                                            (14,778,225)    (13,247,738)
                                                  -------------   -------------
                                                     4,492,365       4,887,502

   LESS:    Cost of 8,000 shares held by
            company's subsidiary                       (24,415)        (24,415)
                                                  -------------   -------------

                                                     4,467,950       4,863,087

                                                  -------------   -------------

TOTAL LIABILITIES AND
   SHAREHOLDERS EQUITY                              $7,606,276      $7,267,632
                                                  =============   =============

The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                               (IN U.S. DOLLARS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ---------------------------
                                                                 1998            1997
                                                              -------------   -----------
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
     Net profit (loss) for the period                          ($1,530,487)   ($2,667,304)
     Items not involving cash:
        Depreciation & amortization                                157,671        147,384
        Writedown of investments                                                   36,013
                                                              -------------  -------------

     Funds provided (used) from operations                      (1,372,816)    (2,483,907)
     Non-cash working capital changes                              202,122        447,630
                                                              -------------  -------------

       Cash provided by (used in) operating activities          (1,170,694)    (2,036,277)
                                                              -------------  -------------

  FINANCING ACTIVITIES
     Issue of common shares                                      1,135,350      2,947,754
     Due from related parties                                      555,158       (573,483)
     Loans receivable                                               10,021
     Loans payable                                                  (1,845)       (14,620)
                                                              -------------  -------------

       Cash provided by (used in) financing activities           1,698,684      2,359,651
                                                              -------------  -------------

  INVESTMENT ACTIVITIES
     (Increase) decrease in capital assets                         (13,027)       (50,953)
     Revenue agreement inducement                                                (250,000)
     (Increase) decrease in deferred charges                      (500,000)
     (Increase) decrease in long-term investments                   (8,854)       (17,085)
                                                              -------------  -------------

       Cash provided by (used in) investment activities           (521,881)      (318,038)
                                                              -------------  -------------

  INCREASE (DECREASE) IN CASH POSITION                               6,109          5,336

  CASH POSITION, BEGINNING OF PERIOD                                26,646         10,451
                                                              -------------  -------------

  CASH POSITION, END OF PERIOD                                  $   32,755     $   15,787
                                                              =============  =============

The accompanying notes are an integral part of this statement.

                                                                                        5

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------

1.   Significant Accounting Policies

     a)   Generally Accepted Accounting Principles

          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. Except as disclosed in note 22, no differences have been reported as they are not considered significant.

     b)   Basis of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. At June 30, 1998 the Company's subsidiaries and its percentage equity interest in each are as follows:

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

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


     f)   Inventory

          Inventory is valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out bases.

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

     j)   Reporting Currency and Translation of Foreign Currency

          The Company adopted the United States dollar as its reporting currency for its financial statements prepared after March 31, 1996. The United States dollar is the currency of the primary economic environment in which the Company conducts its business, and is considered the appropriate functional currency for its operations. Accordingly, the financial statements of the Company have been translated using the temporal method with translation gains and losses included in earnings. Under this method the operations of the Company have been converted into U.S. dollars at the following rates of exchange:

               (i) Monetary assets and liabilities - at the rate of exchange prevailing at the balance sheet date.

               (ii) All other assets and liabilities - at the exchange rate prevailing at the time of the transactions.

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


              (iii) Revenue and expenses - at the average exchange rates prevailing during the period.

     k)   Share Issue Costs

          Share issue costs are charged directly to the deficit.

     l)   Revenue Recognition

          Revenue from on-site remediation projects is recognized using the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date, to the most recent estimate of total costs which will have to be incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon the percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. At June 30, 1998 there were no on-site projects in process.

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

     o)   Accounting for Stock-Based Compensation

          In October 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statement pro forma net income

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


          and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1995. Currently, the Company's stock-based compensation plan is accounted for using Canadian generally accepted accounting principles similar to the intrinsic value method prescribed by APB No. 25. The Company is in the process of computing the effect of adopting SFAS No. 123 and has not yet made a decision on whether to adopt the U.S. accounting policy for the fiscal period ended June 30, 1998. Management believes the financial impact of adopting SFAS No. 123 would be immaterial.

     2.   Accounts Receivable

                                                         June 30,   December 31,
                                                           1998        1997
                                                        -----------------------
           Tristate Restoration Company, Inc.
             (note 7a)                                  $        0   $293,361
           Smart International Ltd.                      1,006,984    203,796

           Other                                           230,943    216,741
                                                        ---------------------
                                                         1,237,927    713,898

           Allowance for bad debts                        (104,397)   (41,107)

                                                        ---------------------
                                                        $1,133,530   $672,791
                                                        =====================

     3.   License Fees

          By a letter of intent dated June 4, 1997 and an agreement dated September 15, 1997 the Company granted to Smart International Ltd. (Smart) the right to manufacture chemicals for the Company and the right to exclusively engage in remediation projects in China using the Company's technology. The agreement is for a ten-year term commencing from June 1, 1997 with an option to renew for a further 10 years. As consideration, Smart has agreed to pay an annual license fee of $2,000,000 per year plus a royalty of $5 per ton for each ton of processed material in excess of 100,000 tons per contract year. At June 30, 1998 the Company has received $1,118,750 of the $2,000,000 billed towards the license fee and has accrued an amount receivable of $166,667 for license fees earned. No royalties were earned.

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


     4.   Loan Receivable

                                                        June 30,   December 31,
                                                          1998         1997
                                                       ------------------------
          Loan receivable, 5% per annum, due
            November 30, 1997                             $ 0        $50,000
                                                       ========================

          $25,000 of the $50,000 was collected in February 1998. The remaining $25,000 was fully reserved against at June 30, 1998.

     5.   Due From Related Parties

          Advances, primarily to directors, and employees related to directors in the amount of $1,426,219 (December, 1997 - $1,981,377) bear interest at 8.50%, are secured with marketable securities (market value at June 30, 1998 - $ 207,539) and have no specific terms of repayment.

     6.   Inventories

                                                      June 30,      December 31,
                                                       1998            1997
                                                     ---------------------------
          Raw chemicals                              $1,799,302      $731,576
          Blended chemicals                              21,143        13,626
          Goods for resale                                3,817        39,613
                                                     ---------------------------
                                                     $1,824,262      $784,815
                                                     ===========================


     7.   Prepaid Expenses

                                                        June 30,   December 31,
                                                          1998         1997
                                                     ---------------------------
          Employment agreement (note 7a)             $      --        $250,000
          Deposit on inventory purchase (note 7b)           --         244,250
          Consulting agreements (note 7c)                154,688       283,911
          Rental expense                                  40,477        28,334
          Other                                           10,544        10,000
                                                     ---------------------------
                                                     $   205,709      $816,495
                                                     ===========================

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


     a)   Employment agreement

          In May, 1998, the Company filed a suit in the United States District Court for the District of New Jersey against Tristate Restoration Company, Inc., and the two shareholders of Tristate alleging conversion, fraud, and breech of contract. Accordingly, the account receivable from Tristate and the related employment agreements have been fully reserved against at June 30, 1998.

     b)   Deposits on Inventory Purchase

          Subsequent to December 31, 1997 the $244,250 deposit was applied to net purchases of raw chemicals totaling $415,250.

     c)   Consulting Agreements

               (i) The Company issued 50,000 shares at $4.50 per share related to a consulting agreement which has a two-year term ending November 19, 1999.

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


8.   Long-term Investments

                                                  June 30,          December 31,
                                                   1998                1997
                                                 -------------------------------

     (a)  100,500 shares of Earthworks
          Industries Inc. plus accrued
          shares of 40,023 (December 31,
          1997 - 36,165) (note 11 and
          18(d)) (Market value $70,262)           $108,142          $ 99,287

     (b)  Convertible debenture from
          Travel Plaza Developments Inc.
          (Travel Plaza). The Company
          elected on December 28, 1994
          to convert the $50,000
          debenture into 250,000 shares
          of Travel Plaza. Final
          regulatory approval for this
          conversion from the Alberta
          Stock Exchange is still
          pending subject to their
          acceptance of a financing
          arrangement and the approval
          of minority shareholders. On
          August 21, 1996, pending the
          finalization of the required
          financing to compute the
          project, construction has been
          temporarily suspended and the
          stock of Travel Plaza has been
          halted from trading. Due to
          these uncertainties, the
          Company has written this
          investment down to a nominal
          value.                                         1                 1

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
          the Company has the right to
          offset royalty Payments due to
          Earthworks Industries Inc.
          Against the loan balance.                208,821           208,821

     (d)  Investment in EPS Chemicals,
          Inc.                                           1                 1

     (e)  70,000 shares of Global
          Technologies Inc. (note 11).              60,734            60,734
                                                  --------------------------
                                                  $377,699          $368,844
                                                  ==========================

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


9.   Capital Assets

                                             June 30,          December 31,
                                               1998                1997
                                            --------------------------------
     Computers                               $ 24,047           $ 24,047
     Furniture and office equipment           100,940            100,940
     Remediation equipment                    439,657            426,630
     Leasehold improvements                    15,927             15,927
     Incorporation costs                          688                688
     Patent costs                              53,177             53,177
                                            ----------------------------------
                                              634,436             621,409

     Less: Accumulated amortization           295,135             270,746
                                            ----------------------------------
                                             $339,301            $350,663
                                            ==================================

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

     The Company paid Thermo Tech $900,000 of the initial amount leaving $1,265,625 still to be paid. Thermo Tech recently resolved their lease terms at the Corinth facility, and they are now retrofitting the plant to obtain the required permits. Since the schedule to make the plant operational is not yet determinable, Thermo Tech has agreed to defer Solucorp's balance due on the waste disposal rights. Accordingly, the $1,265,625 is reflected as a non-current payable. Furthermore, it is still the Company's position that it will fully recover its investment in waste disposal rights over the ten-year contractual period by delivering waste to either the Corinth facility or an alternative Thermo Tech facility.

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


     The carrying value for the waste disposal rights represents a significant portion of the Company's assets. Measurement of the recoverability of the carrying value is based on an assessment of the waste disposal rates currently existing in the New York and New Jersey areas, and at other areas where Thermo Tech plants are located, and on the assumption that the Corinth plant will be in operation in the near future. As of June 30, 1998, the Company has determined that no write-down is necessary. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the estimated recoverable amount.

11.  Other Assets

     The $475,000 represents a deferred charge from an up-front license fee of $500,000 paid to KBF Pollution Management, Inc. (KBF) in the form of 190,550 shares of restricted common stock, net of amortization of $25,000. The license permits the Company to market worldwide KBF's selective separation technology (SST), a water treatment system, for five (5) years with automatic renewals for successive one year periods.

12.  Loans Payable

                                                     June 30,       December 31,
                                                       1998             1997
                                                --------------------------------
                                                   (Unaudited)
     IDM Environmental Corp., due on
     demand with interest at 10.25%,
     secured by the Company's treasury
     stock, 100,500 shares of Earthworks
     Industries Ltd. (note 8a) and
     70,000 shares of Global
     Technologies Inc. (note 8a) held as
     investments by the Company.                $     200,748         $200,748

     Global Technologies Inc., due on
     demand ($100,000 Cdn).                            68,129           69,974


                                                --------------------------------
                                                $     268,877         $270,722
                                                ================================

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


13.  Share Capital

     a)   Authorized:

     200,000,000 common shares of no par value

     b)   Issued:

                                                   Six Months Ended                Six Months Ended
                                                     June 30, 1998                  June 30, 1997
                                                      (Unaudited)                    (Unaudited)
                                            ----------------------------------------------------------
                                               Shares         Amount             Shares      Amount
                                            ----------------------------------------------------------
Balance, beginning                           18,652,497    $18,135,240         15,062,463  $11,472,295
                                            ----------------------------------------------------------
Issued pursuant to
         Stock options                          271,000        568,850            693,294    1,202,084
         Private placements                                                       131,457      230,050
         Warrants                                36,557         63,975            128,790      146,680
         Shares for debt settlements                                              264,320      520,630
         Conversion of debentures                                                 264,355      395,000
         Employment agreements                                                    100,000      250,000
         License agreement                      190,550        500,000
                                            ----------------------------------------------------------
                                                498,107      1,132,825          1,582,216    2,744,444
                                            ----------------------------------------------------------

Alloted for cash                                  1,443          2,525            122,873      203,310
                                            ----------------------------------------------------------
Balance, ending                              19,152,047    $19,270,590         16,767,552  $14,420,049
                                            ==========================================================

     c) During the six month period ended June 30, 1998 the Company granted employees, directors and other individuals associated with Company stock options to acquire up to 465,000 shares at $3.50 per share. (Effective July 17, 1998 Solucorp's Board of Directors repriced these options and the options with an expiration date of November 4, 2002 to $1.81). At June 30, 1998 stock options were outstanding as follows:

           Shares                  Exercise Price              Expiration Date
--------------------------------------------------------------------------------
            250,000                    $1.38                  December 21, 1999
             50,500                    $1.75                      July 13, 2000
             81,500                    $1.75                 September 12, 2000
             52,500                    $1.75                    January 6, 2002
          1,842,829                    $1.75                       June 9, 2002
            872,210                    $1.81                   November 4, 2002
            456,000                    $1.81                  February 19, 2003

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


     d)   At June 30, 1998 warrants were outstanding as follows:

           Shares               Exercise Price                 Expiration Date
--------------------------------------------------------------------------------
          155,443               $1.75 - $2.00                      June 25, 1999
          750,000                   $2.75                     September 10, 2000
           25,000                   $4.00                          April 4, 2001
          300,000                   $7.50                           June 3, 2001


     e)   At June 30, 1998, 1,675,000 (June 30, 1997 - 1,675,000) common shares were held in escrow. However, pursuant to an escrow agreement dated April 30, 1988 these shares were subject to release on or before June 22, 1998 in the event that the Company attained certain cash flow targets. Since these cash flow targets were not achieved these escrowed shares are in the process of being cancelled.

14.  Income Taxes

     At December 31, 1997, the Company had accumulated tax losses aggregating $9,636,000, which may be carried forward and applied against taxable income in future years up to 2003. The Company does not record the income tax benefit of these losses.

15.  Subsequent Events - None

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


16.  Segmented Information

                                                          US Services & Products         Canada       Consolidated Totals
                                                          ----------------------------------------------------------------
    (a) Three Months Ended June 30, 1998:
                              (Unaudited)
        Revenue                                                $    482,092            $      -          $    482,092
        License fees                                                530,304                   -               530,304
        Cost of sales                                               475,457                   -               475,457
                                                               -----------------------------------------------------------

        Operating earnings (loss)                                   536,939                                   536,939

        Administrative and general                                1,059,442               56,726            1,116,168
        Corporate development and marketing                         101,990               40,431              142,421
        Amortization and depreciation                                88,155                   -                88,155
                                                               -----------------------------------------

        Segmented loss                                         $   (712,648)           $ (97,157)            (809,805)
                                                               -----------------------------------------

        Unallocated:
        Other income (expense)                                                                               (521,039)
        Investment and other income                                                                             2,899
                                                                                                         -----------------
        LOSS FOR THE PERIOD                                                                              $ (1,327,945)
                                                                                                         =================
        IDENTIFIABLE ASSETS                                    $  7,108,528            $ 497,748         $  7,606,276
                                                               ===========================================================
    (b) Three Months Ended June 30, 1997:
                          (Unaudited)

        Revenue                                                $    278,670            $      -          $    278,670
        Cost of sales                                               225,378                   -               225,378
                                                               -----------------------------------------------------------

        Operating earnings (loss)                                  (504,048)                  -              (504,048)

        Administrative and general                                 (849,198)              98,486             (750,712)
        Corporate development and marketing                          70,678              (11,234)              59,444
        Research and development                                  1,968,537                  321             1,968,85
        Amortization and depreciation                                65,661                   -                65,661
                                                               -----------------------------------------------------------

        Segmented loss                                         $ (1,759,726)           $ (87,573)          (1,847,299)
                                                               -----------------------------------------
        Unallocated:
        Writedown of investment                                                                               (36,013)
        Investment and other income                                                                             7,499
                                                                                                         -----------------
        LOSS FOR THE PERIOD                                                                              $ (1,875,813)
                                                                                                         =================
        IDENTIFIABLE ASSETS                                    $  2,817,389            $ 407,796         $  3,867,638
                                                               ===========================================================
                                                                                                                        17

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


16.  Segmented Information

                                                               US Services &                               Consolidated
                                                                  Products              Canada                Totals
                                                          ----------------------------------------------------------------
    (c) Six Months Ended June 30, 1998:
                              (Unaudited)
        Revenue                                                $     994,959           $      -          $    994,959
        License fees                                               1,075,758                  -             1,075,758
        Cost of sales                                              1,020,358                  -             1,020,358
                                                               ------------------------------------------------------

        Operating earnings (loss)                                  1,050,359                                1,050,359

        Administrative and general                                 1,677,370               91,702           1,769,072
        Corporate development and marketing                          202,655               53,792             256,447
        Amortization and depreciation                                151,311                6,360             157,671
                                                               ------------------------------------------------------

        Segmented loss                                         $    (980,977)         $  (151,854)         (1,132,831)
                                                               -------------------------------------

        Unallocated:
        Other income (expense)                                                                               (521,039)
        Investment and other income
                                                                                                               66,445
                                                                                                     ----------------
        LOSS FOR THE PERIOD                                                                              $ (1,587,425)
                                                                                                     ================
        IDENTIFIABLE ASSETS                                    $   7,108,528          $   497,748        $  7,606,276
                                                               ======================================================
    (d) Six Months Ended June 30, 1997:
                          (Unaudited)
        Revenue                                                $       6,351           $        -        $      6,351
        Cost of sales                                                510,941                    -             510,941
                                                               ------------------------------------------------------

        Operating earnings (loss)                                   (504,590)                   -            (504,590)

        Administrative and general                                  (287,027)              145,922           (141,105)
        Corporate development and marketing                          166,617                (6,106)           160,511
        Research and development                                   1,968,537                   373          1,968,910
        Amortization and depreciation                                147,384                   -              147,384
                                                               ------------------------------------------------------

        Segmented loss                                         $  (2,500,101)          $  (140,189)        (2,640,290)
                                                               -------------------------------------
        Unallocated:
        Writedown of investment                                                                               (36,013)
        Investment and other income                                                                             8,999
                                                                                                     ----------------
        LOSS FOR THE PERIOD                                                                              $ (2,667,304)
                                                                                                     ================
        IDENTIFIABLE ASSETS                                    $   3,118,451           $   749,187       $  3,867,638
                                                               ======================================================


                                                                                                                   18

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


17.  Contingencies

     a)   Pending Litigation

     During May 1998, the Company and two of its officers were served with a putative class action complaint alleging purported violations of the federal securities laws [GESTEN v. SOLUCORP INDUSTRIES, LTD., et al,. 98 Civ. 3248 (LMM)
(SDNY)]. Since that time, three additional class action complaints were filed against the Company and various of its personnel. The substantive allegations of all four of the complaints, some of which have never been served on the Company or the individual defendants, consist of no more than extensive quotations from prior statements purportedly made by the Company and general allegations that such statements were false and misleading. The Company has reviewed its prior statements and is convinced that none of such statements were false or misleading. The Company and the individuals named in the four complaints, after consultation with their attorneys, concluded that the actions filed against them have no merit and determined to vigorously defend the actions.

     The Company and the individuals named in the GESTEN action filed a motion to dismiss that complaint. While that motion to dismiss was pending, the plaintiffs in the four class actions filed a motion to consolidate the four actions into one action, as part of the GESTEN case, and to file one amended consolidated complaint if the motion is granted. The Company and the individual defendants have not opposed consolidation and agreed to withdraw their motion to dismiss the GESTEN complaint until after the Court rules on the consolidation motion. The consolidation motion currently is pending before the Court.

     b)   Waste Disposal Rights

Recoverability of the waste disposal rights is subject to the realization of management's assumptions as discussed in note 10.

18.  Related Party Transactions

     During the three and six month periods ended June 30, 1998, the Company paid consulting fees and salaries of $102,154 and $206,824, respectively (June 30, 1997 - $93,791 and $201,616, respectively) to directors, former directors and/or private companies controlled by directors and/or individuals related to directors.

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


19.  Commitments

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

     c) The Company has agreed to pay royalties to Earthworks Industries Inc. (Earthworks) (a Canadian public company) based on $1/ton (Cdn) for soil remediated in Canada or $1/ton (US) if soil is remediated in the United States. The Company will receive one share for each $1 of royalty paid, to a maximum of 200,000 shares, in minimum blocks of 50,000. These shares are accrued as the soil is remediated. An additional $1 (Cdn or US) will be paid for each ton remediated on contracts resulting from the efforts of Earthworks. The Company has the right to offset royalty payments against the convertible loan from Cortina Integrated Waste Management, Inc. (note 8(c)).

     d) The Company entered into a consulting agreement with a third party who will provide business development and operational support. The Company will pay the third party $3,000 per month plus any costs over and above the monthly consulting fee. The agreement expires on October 1, 1998 with an annual renewal option.

     e) In October 1995 the Company entered into an exclusive licensing agreement with a United Kingdom company for the U.K. company to utilize the Company's soil remediation process and to market the company's soil remediation technology in the U.K. The agreement required an annual licensing fee and a royalty per ton of soil remediated. This agreement will be superseded by a new agreement dated August 1, 1997, when the U.K. company obtains an official listing on the Alternative Investment Market. The Company also granted an option for a twelve month period to the U.K. company for similar licensing agreements related to various European territories. Consideration received for granting the option was $200,000. On December 10, 1997 the U.K. company advised its intention to exercise the option and to proceed with drafting agreements for France, Poland, Hungary and Portugal.

SOLUCORP INDUSTRIES LTD.
Notes to Financial Statements
Three and Six Month Periods Ended June 30, 1998 & 1997
--------------------------------------------------------------------------------


20.  Comparative Figures

     The Company changed its year-end to December 31. In accordance with SEC guidelines the consolidated statement of operations and the consolidated statement of cash flow for the three month period ended March 31, 1998 was compared to the comparable period in 1997, whereas the consolidated balance sheet at March 31, 1998 was compared to the previous year ended date of December 31, 1997.

21.  Economic Dependence

     During the six months ended June 30, 1998, revenues of $383,800 and $328,000 were earned from two customers, of which $56,875 and $Nil is included in accounts receivable, respectively.

     License fees of $1,075,758 were recognized in the six months ended June 30, 1998. See note 3.

22.  Reconciliation to United States Generally Accepted Accounting Principles

As discussed in Significant Accounting Policies, these consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences in accounting principles as they pertain to these consolidated financial statements are as follows:

     Marketable Securities

     Under GAAP, the accounting for marketable securities depends on the classification of securities as held to maturity, trading or available for sale. The classification would be based on management's intent. Marketable securities included in long-term investments (note 8) would be classified as being available for sale. Under U.S. GAAP, such securities would be recorded at fair value with any changes recorded in a separate component of shareholder's equity. Realized gains or losses would be recorded on the income statements. At June 30, 1998 the effect on the presentation of long-term investment for U.S. GAAP purposes would not be material.

                                           SOLUCORP INDUSTRIES LTD.
                         Schedule of Administrative and General Expenses (US Dollars)
                           Three and Six Month Periods Ended June 30, 1998 and 1997

                                                         Three Months Ended June 30,             June 30,
                                                                   1998                           1997
                                             -----------------------------------------------    -----------
                                                  U.S.            Canada            Total         Total
                                             --------------    -----------     -------------    -----------
Automobile                                     $     7,378        $     0        $    7,378      ($    858)
Bad Debts                                           86,600              0            86,600         41,690
Bank charges and interest                            6,695            123             6,818          9,405
Consulting and management fees                     305,704              0           305,704       (147,182)
Foreign exchange (gain) loss                       (25,307)           789           (24,518)       (34,328)
Insurance                                            4,397              0             4,397        (24,387)
Legal, accounting and audit                        224,658         28,442           253,100        153,024
Office, printing and related                       123,542          3,003           126,545       (102,876)
Rent                                                33,282          1,762            35,044        (21,558)
Salaries and wages                                 245,146         18,409           263,555       (551,261)
Telephone                                           17,652          2,692            20,344        (56,568)
Transfer and filing fees                                 0             (2)               (2)        17,361
Travel                                              29,695          1,508            31,203        (33,174)
                                             --------------    -----------     -------------    -----------

                                                $1,059,442        $56,726        $1,116,168      ($750,712)
                                             ==============    ===========     =============    ===========

                                                          Six Months Ended June 30,             June 30,
                                                                   1998                           1997
                                             -----------------------------------------------    -----------
                                                  U.S.            Canada            Total         Total
                                             --------------    -----------     -------------    -----------
Automobile                                     $   18,387         $     0        $   18,387       $  8,485
Bad Debts                                          86,600                            86,600         41,690
Bank charges and interest                          10,490             201            10,691         20,965
Consulting and management fees                    414,811                           414,811       (100,776)
Foreign exchange (gain) loss                       52,112             789            52,901         (6,006)
Insurance                                          20,261                            20,261        (13,129)
Legal, accounting and audit                       301,884          34,386           336,270        187,707
Office, printing and related                      162,375           6,797           169,172        (70,503)
Rent                                               59,952           3,545            63,497         39,868
Salaries and wages                                469,277          38,249           507,526       (233,548)
Telephone                                          35,805           5,493            41,298        (26,108)
Transfer and filing fees                                              401               401         17,890
Travel                                             45,416           1,841            47,257         (7,640)
                                             -------------    ------------     -------------    -----------

                                               $1,677,370         $91,702        $1,769,072      ($141,105)
                                             =============    ============     =============    ===========


                                                                                                            22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997.

Aggregate revenue (environmental clean-ups and waste disposal projects, Training Institute fees and license fees) increased to $2,070,717 from $6,351; an increase of $2,064,366 for the six months ended June 30, 1998 when compared to the comparable period last year. This resulted primarily from increased transportation and disposal activity and from license fees in the current period. Given the Company's reliance on a relatively small number of customers at this stage, revenue may vary significantly from period to period. Accordingly, no specific trend can be identified. (For the quarter ended June 30, 1997 an in-line job was projected to be a loss. Accordingly, the reversal of previously anticipated profits utilizing the percentage of completion methodology had the effect of reducing revenue by approximately $279,000).

Cost of sales increased $487,479 or 95%. This increase was due to the abnormally high inventory storage costs and from the increased revenues in 1998.

Gross margin went from a loss of $504,590 in the six months ended June 30, 1997 to a loss of $3,461 in the current six-month period. At this point in the Company's development its project costs do not yet reflect the economy of scale needed for a normal operation. In addition, the abnormally high inventory storage costs have also hindered profitability.

 Investment and other income increased to $108,374 from $8,999 This increase occurred primarily from interest charged on related party loans.

For the six months ended June 30, 1998 total operating expenses were $2,183,190 versus $2,135,700 in the comparable period last year; an increase of $47,490 or 2%. Current expenses focused primarily on the Company becoming a reporting entity with the SEC, the protection and final issuance of the Company's patents, and the Company's cooperation with an ongoing investigation by the SEC. In the comparable period last year operating expenses were geared primarliy toward the successful demonstrations of its MBS technology for the EPA, and finding reliable chemical suppliers for the reagents used in MBS.

Other expenses in the six months ended June 30, 1998 were $527,968 versus $36,013 in the comparable period in 1997. The current amount was mostly a reserve established against a prepaid employment agreement, and other advances made to Tristate Restoration and its officers which the Company is suing to recover. The $36,013 in 1997 reflects the writedown of an investment.

For the six months ended June 30, 1998 the Company experienced a loss of $1,530,487 compared to a loss of $2,667,304 in the comparable period lin 1997. In addition to the low volume in relation to the Company's costs and other operating expenses in both six-month periods, the Company experienced significant abnormal expenses in both periods which are discussed above.

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997.

Aggregate revenue as defined above increased to $1,012,396 from $(278,670) in the comparable period last year; an increase of $1,291,066. As indicated above, increased transportation and disposal activity, and license fees in the current period more than offset the reversal of previously anticipated profits on an in-line project that was utilizing the percentage of completion methodology in the comparable period in 1997. In addition, as indicated above, the Company relies on a relatively small number of customers at this stage, and therefore revenue may vary significantly from period to period. Accordingly, no specific trend can be identified.

Cost of sales increased $228,141 or 101%. As indicated above, this increase was primarily due to the abnormally high inventory storage costs from the buildup in inventory for the anticipated increased remediation activity in 1998, and from increased transportation and disposal activity.

Gross margin reflected a profit of $28,573 for the three months ended June 30, 1998 versus a loss of $504,048 in the comparable period last year. Putting aside the condition noted above regarding the accounting for an in-line project last year, the Company's project costs do not yet reflect the economy of scale needed for a normal operation. In addition, the abnormal inventory storage costs and non-billable treatability work at the current revenue level have hindered profitability.

 Investment and other income increased to $44,828 from $7,499; an increase of $37,329. As noted above this increase was due primarily from interest charged on related party loans.

Total operating expenses in the current three-month period ended June 30, 1998 were essentially unchanged from the comparable period last year. However, as noted above, last year these expenses focused mainly on the successful demonstrations of the Company's MBS technology for the EPA, whereas this year it was focused primarily on the Company becoming a reporting entity with the SEC, the protection and final issuance of the Company's patents, and the Company's cooperation with an ongoing investigation by the SEC.

Other expenses in the three months ended June 30, 1998 were $527,968 versus $36,013 in the comparable period in 1997. As noted above, the current amount was mostly a reserve established against a prepaid employment agreement and other advances made to Tristate Restoration and its officers which the Company is suing to recover. The $36,013 in 1997 reflects the writedown of an investment.

For the three months ended June 30, 1998 the Company experienced a loss of $1,271,007 compared to a loss of $1,839,800 in the comparable period in 1997. As indicated above, the low volume in relation to the Company's costs and other operating expenses as well as the significant abnormal expenses in both periods, accounted for these losses.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of $3,025,638, a decrease of $759,348, or 20% from the $3,784,986 reflected at December 31, 1997. Within the current assets significant increases occurred in accounts receivable and inventories; whereas significant decreases occurred in unbilled license fees, due from related parties and prepaid expenses. Within the current liabilities, accounts payable and accrued liabilities reflected the only significant increase.

The Company has financed its operations through the sale of its securities pursuant to the Company's stock option plans and to certain private investors, and the Company expects to continue to provide for its cash and capital needs in this manner until operations are sufficient to meet these needs.

Cash Flows

During the six months June March 30, 1998, the Company increased its cash position $6,109 versus an increased cash position of $5,336 in the comparable period in 1997. In the current period, cash was provided mainly from the issuance of the Company's capital stock and the repayment of related party loans. This was used primarily to fund the current loss, and from the incurrence of a deferred charge.

Other

The carrying value of the waste disposal rights ($1,515,937) at June 30, 1998 represented a significant portion of the Company's assets. Measurement of the recoverability of the carrying value was based on an assessment of the waste disposal rates currently existing in the New York and New Jersey areas, and at other areas where Thermo Tech plants are located, and on the assumption that the Corinth plant will be in operation in the near future. However, it is reasonably possible, based upon existing knowledge, that changes in future conditions in the near term could require a material change in the estimated recoverable amount. Accordingly, the Company is currently amortizing these rights $216,500 per year, which has left a net amount of $250,312 at June 30, 1998.

In anticipation of significantly increased remediation activity in 1998, and due to the relatively long lead time required to purchase one of the main chemical ingredients in MBS, the Company continued to increase its inventory of this chemical in the three months ended June 30, 1998. This was the primary reason for the inventory increasing $1,039,447 from the $784,079 at December 31, 1997.

In February 1998 The British Columbia Ministry of the Environment (BCMOE) issued its first and only site permit allowing heavy metals contaminated soil that is treated with the Company's Molecular Bonding System (MBS) to be disposed in an authorized landfill as "nonspecial" waste. This officially waives the B.C. law that all treated soil must be disposed of in a hazardous waste landfill, and consequently allow for significant cost savings on disposal charges for MBS-treated material.

The Company filed a patent application which utilizes the Company's Molecular Bonding System to eliminate heavy metals pollution from a variety of manufactured items, including mercury switches and batteries commonly containing lead, cadmium and nickel. These products previously found their way into municipal landfills or incinerators which subsequently released the hazardous pollution into the environment.

Laboratory tests conducted by Brookhaven National Laboratory with the Company's MBS Technology successfully treated mixed radioactive waste. These tests represent an important step in the Company's attempt to penetrate the radioactive-based market by potentially providing the US Department of Energy with a cost effective solution to dispose of mixed waste.

The Company was notified by the US Department of Commerce Patent and Trademark Office that its MBS Soil Remediation Process Patent Application was examined and allowed for issuance as a patent.

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

Pending Litigation

During May 1998 the Company and two of its officers were served with a putative class action complaint alleging purported violations of the securities laws [ GESTEN v SOLUCORP INDUSTRIES LTD, et al., 98 Civ. 3248 (LMM) (SDNY) ]. Since that time, three additional class actions complaints were filed against the Company and various of its personnel. The substantive allegations of the complaint consist of no more than extensive quotations from prior statements purportedly made by the Company and general allegations that such statements were false and misleading. The Company has reviewed its prior statements and is convinced that none of such statements were false or misleading. The Company and the individuals named in the complaints, after consultation with their attorneys, believe that the action filed against them has no merit and have determined to vigorously defend the action.

The Company and the individuals named in the GESTEN action filed a motion to dismiss that complaint. While the motion was pending the plaintiffs in the four class actions filed a motion to consolidate the four actions into one action, as part of the GESTEN case, and to file one amended consolidated complaint if the motion is granted. The Company and the individual defendants have not opposed consolidation and agreed to withdraw their motion to dismiss the GESTEN complaint until after the Court rules on the consolidation motion. The consolidation motion .is currently pending before the Court.

Material Contracts

In March 1998 the Company entered into a world-wide license agreement with KBF Pollution Management, Inc. (KBF). The five (5) year license with automatic renewals for successive one year periods permits the Company to market KBF's patented SST Water Treatment Technology, which removes and recovers metals from waste water, facilitating beneficial reuse of the metals and purification of the water. The agreement initially required the payment of an up-front license fee of $500,000 in the form of 190,550 shares of common stock.

In June 1998 the Company was awarded a $1.1 million subcontract from Environmental Waste Technology Inc. pursuant to their general contract with the New York City Department of Environmental Protection. The contract involves lead and asbestos abatement, and demolition services in Brooklyn, New York. Work on the contract is scheduled to commence September 1998, and under the terms of the agreement the Company will bill for its services as work is completed.

In June 1998 the Company entered into a contract with Geomar Holdings Limited, a recently formed Delaware limited liability company. Subject to Geomar raising a specified amount of capital, it will be responsible for funding the acquisition and development of real estate interests in selected sites which require remediation of contamination before they can be developed. The contract also specifies that Solucorp will have exclusive rights as general contractor to manage all remediation work.

In July 1998 the Company was awarded a subcontract by Roy F. Weston Inc. from their contract with the US Army Corps of Engineers to remediate hazardous soils utilizing its MBS technology at the former Waldon Spring Ordnance Work in St. Charles, MO. The subcontract, which is valued at $352,000, is scheduled to commence in September 1998.

The Company was recently informed that the Basic Ordering Agreement issued to IDM Environmental Inc. for various services at the Los Alamos National Laboratory has terminated. Accordingly, Solucorp's subcontract with IDM, which involved remediation services, will not be rendered. The termination of the contract has had no effect on the Company's operations.

The Company was recently informed that the OENJ project to remediate 1,400 tons of classified hazardous soils (VOC's & volitile organics) on site was disposed of. Therefore, Solucorp will not render its services for this project.

Year 2000 Issue

The Company's services do not utilize equipment or systems that depend on computer software. The Company's accounting systems are personal computer based and presently utilize off the shelf accounting software. The Company plans to purchase software upgrades from software vendors, and these purchases are not expected to have a material impact on the Company's results of operations.

Forward Looking Statements

Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.


                                                       SOLUCORP INDUSTRIES LTD
                                              COMPUTATION OF EARNINGS PER COMMON SHARE

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                                 1998            1997
                                                                                 ----            ----
Primary Earnings:  (*)
      Net Income (Loss)                                                       ($1,271,007)    ($1,875,813)
                                                                              ============    ============

Shares:
      Weighted average number of common shares issued and outstanding          19,018,892      15,878,790

      Assuming conversion of options issued and outstanding  (*)

                                                                           -------------------------------
      Weighted average number of common shares as adjusted                     19,018,892      15,878,790
                                                                               ==========      ==========

Primary earnings/(loss) per common share (*)                                       ($0.07)         ($0.12)
                                                                                  =======         =======


                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                                  1998            1997
                                                                                  ----            ----
Primary Earnings:  (*)
      Net Income (Loss)                                                       ($1,530,487)    ($2,667,304)
                                                                              ============    ============

Shares:
      Weighted average number of common shares issued and outstanding          18,895,908      15,570,933

      Assuming conversion of options issued and outstanding  (*)

                                                                           -------------------------------
      Weighted average number of common shares as adjusted                     18,895,908      15,570,933
                                                                               ==========      ==========

Primary earnings/(loss) per common share (*)                                       ($0.08)         ($0.17)
                                                                                   =======         =======


(*)  Fully diluted earnings and other computations entailing conversions of options and warrants are omitted since they would diminish the loss per share.

                                                                                                         29


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

            (a)   None

            (b)   None

            (c) During the period covered by this report, the Company sold an aggregate of 76,000 shares of common stock to officers, directors, employees and consultants for cash consideration of $149,325.00 upon the exercise of stock options which were granted before the Company was subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. No commission was paid upon the exercise of the options nor was any person acting as underwriter with respect to the sales. The offers and sales are claimed to be exempt pursuant to Rule 701 under the Securities Act of 1933, as amended in that such sales were offered and sold:

      (1) pursuant to written option agreements issued prior to the time the Company was subject to reporting obligations under the Exchange Act;

      (2) the compenstation options were granted for bona fide services rendered not related to capital raising transactions; and

      (3) the number of shares issued does not exceed 15% of the shares of the Company's common stock outstanding nor does the amount received upon the exercise of the options exceed $5,000,000 during the preceding 12 months.

            (d)   Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

      27    Financial Data Schedule

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 1998

                                    SOLUCORP INDUSTRIES LTD.

                                    By:   /s/   PETER MANTIA
                                          --------------------------------
                                             Peter Mantia, President

                                    By:     /s/  VICTOR HERMAN
                                          --------------------------------
                                              Victor Herman, CFO
                                           (Principal Accounting Officer)