Form 10-Q
period 1998-09-30
SOLUCORP INDUSTRIES LTD
filed 1998-11-17
CIK 1051720

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


                 For the Quarter Period Ended September 30, 1998


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

                                Yes [X]   No [ ]


As of November 16, 1998, there were 19,497,721 shares of Common Stock, no par value outstanding.

================================================================================

BASIS OF PRESENTATION

     The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Transition Report for the six month period ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year ending December 31, 1998.

                                                       PART I
                                               FINANCIAL INFORMATION

Item 1. Financial Statements

                                              SOLUCORP INDUSTRIES LTD
                                  Consolidated Statement of Operations and Deficit
                                        (Unaudited - Prepared by Management)
                                                 (In U.S. Dollars)

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                 ----------------------    ------------------------
                                                  1998          1997          1998          1997
                                                 --------   -----------    -----------  -----------
Revenues
 Environmental clean-up and waste disposal       $381,433      $538,261    $1,367,996      $519,165
 Training Institute                                $1,000             0         9,396        25,447
                                             ------------  ------------  ------------  ------------
                                                  382,433       538,261     1,377,392       544,612
                                             ------------  ------------  ------------  ------------

Cost of Sales and Revenue
 Environmental clean-up and waste disposal        345,083       278,096     1,200,793       781,940
 Training Institute                                 6,039             0         9,003         7,097
  Inventory storage costs                         112,843             0       252,589             0
                                             ------------  ------------  ------------  ------------
                                                  463,965       278,096     1,462,385       789,037
                                             ------------  ------------  ------------  ------------

Gross Margin                                      (81,532)      260,165       (84,993)     (244,425)

Investment and Other Income                        30,701        90,090       139,075        99,089

License fees                                      500,000       700,000     1,575,758       700,000
                                             ------------  ------------  ------------  ------------

                                                  449,169     1,050,255     1,629,840       554,664
                                             ------------  ------------  ------------  ------------

Expenses
 Administrative and general                       737,939       386,045     2,507,011       244,940
 Corporate development and marketing               85,726        53,992       342,173       214,503
 Depreciation and amortization                     91,234        80,231       248,905       227,615
 Research and development                               0             0             0     1,968,910
                                             ------------  ------------  ------------  ------------
                                                  914,899       520,268     3,098,089     2,655,968
                                             ------------  ------------  ------------  ------------

Earnings (loss) from operations                  (465,730)      529,987    (1,468,249)   (2,101,304)

Other income (expense)                           (527,979)            0    (1,055,947)      (36,013)
                                             ------------  ------------  ------------  ------------

Earnings (loss) for the period                   (993,709)      529,987    (2,524,196)   (2,137,317)

Deficit, beginning of period                  (14,778,225)  (13,267,253)  (13,247,738)  (10,599,949)
                                             ------------  ------------  ------------  ------------

Deficit, end of period                       ($15,771,934) ($12,737,266) ($15,771,934) ($12,737,266)
                                             ============  ============  ============  ============

Earnings (loss) per share                          ($0.05)        $0.03        ($0.13)       ($0.13)
                                             ============  ============  ============  ============

The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD
                           Consolidated Balance Sheet
                               (In U.S. Dollars)

                                                    September      December
                                                    31, 1998       31, 1997
                                                   -----------     --------
                                                   (Unaudited)

ASSETS

Current Assets

   Cash                                                     $0        $26,646
   Accounts receivable                               1,727,792        672,791
   License fees                                        166,667        490,910
   Loan receivable                                           0         50,000
   Due from related parties                          1,651,240      1,981,377
   Other receivables                                   143,114        100,872
   Inventories                                       1,841,958        784,815
   Prepaid expenses                                    217,454        816,495
                                                   -----------    -----------
                                                     5,748,225      4,923,906

Long Term Investments                                  380,277        368,844
Capital Assets                                         294,016        350,663
Waste Disposal Rights                                1,461,797      1,624,219
                                                   -----------    -----------

TOTAL ASSETS                                        $7,884,315     $7,267,632
                                                   ===========    ===========


LIABILITIES

Current Liabilities
  Bank overdraft                                       $71,319             $0
   Accounts payable & accrued liabilitie             1,725,549        868,198
   Loans payable                                       495,831        270,722
                                                   -----------    -----------
                                                     2,292,699      1,138,920

Due on waste disposal rights                         1,265,625      1,265,625
                                                   -----------    -----------
                                                     3,558,324      2,404,545
                                                   -----------    -----------


SHAREHOLDERS EQUITY

Share capital                                       20,122,340     18,135,240
Deficit                                            (15,771,934)   (13,247,738)
                                                   -----------    -----------
                                                     4,350,406      4,887,502

   Less: Cost of 8,000 shares held by
         company's subsidiary                          (24,415)       (24,415)
                                                   -----------    -----------

                                                     4,325,991      4,863,087
                                                   -----------    -----------

TOTAL LIABILITIES AND
   SHAREHOLDERS EQUITY                              $7,884,315     $7,267,632
                                                   ===========    ===========

The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD.
          Schedule of Administrative and General Expenses (US Dollars)
         Three and Nine Month Periods Ended September 30, 1998 and 1997

                                        Three Months Ended September 30,
                                 -----------------------------------------------
                                                1998                     1997
                                 ---------------------------------    ----------
                                   U.S.        Canada       Total        Total
                                 --------     -------     --------     --------

Automobile                         $5,393          $0       $5,393       $7,557
Bad Debts                               0           0            0            0
Bank charges and interest           1,393          50        1,443        7,420
Consulting and management fees    126,291           0      126,291      144,871
Foreign exchange (gain) loss       10,422      (2,068)       8,354     (127,227)
Insurance                          19,826           0       19,826       26,774
Legal. accounting and audit       127,194      15,742      142,936       16,604
Office, printing and related       56,884       1,712       58,596       15,357
Rent                               32,751       1,679       34,430       31,402
Salaries and wages                271,393      18,180      289,573      239,448
Telephone                          32,612       2,368       34,980       17,259
Transfer and filing fees                0          (7)          (7)           0
Travel                             13,074       3,050       16,124        6,580
                                 --------     -------     --------     --------

                                 $697,233     $40,706     $737,939     $386,045
                                 ========     =======     ========     ========


                                       Nine Months Ended September 30,
                               ------------------------------------------------
                                                1998                     1997
                               -----------------------------------    ----------
                                   U.S.        Canada       Total        Total
                               ----------    --------   ----------     --------

Automobile                        $23,780          $0      $23,780      $16,042
Bad Debts                          86,600           0       86,600       41,690
Bank charges and interest          11,883         251       12,134       28,385
Consulting and management fees    541,102           0      541,102       44,095
Foreign exchange (gain) loss       62,534      (1,279)      61,255     (133,233)
Insurance                          40,087           0       40,087       13,645
Legal. accounting and audit       429,078      50,128      479,206      204,311
Office, printing and related      219,259       8,509      227,768      (55,146)
Rent                               92,703       5,224       97,927       71,270
Salaries and wages                740,670      56,429      797,099        5,900
Telephone                          68,417       7,861       76,278       (8,849)
Transfer and filing fees                0         394          394       17,890
Travel                             58,490       4,891       63,381       (1,060)
                               ----------    --------   ----------     --------

                               $2,374,603    $132,408   $2,507,011     $244,940
                               ==========    ========   ==========     ========

                               SOLUCORP INDUSTRIES LTD
                         Consolidated Statement of Cash Flows
                         (Unaudited - Prepared by Management)
                                  (In U.S. Dollars)

                                                              Nine Months Ended
                                                                September 30,
                                                           -------------------------
                                                            1998            1997
CASH PROVIDED BY (USED IN)
  Operating activities
     Net profit (loss) for the period                     ($2,524,196)   ($2,137,317)
     Items not involving cash:
        Depreciation & amortization                           248,905        227,615
        Writedown of investments                                              36,013
                                                          -----------    -----------

     Funds provided (used) from operations                 (2,275,291)    (1,873,689)
     Non-cash working capital changes                        (373,752)      (683,077)
                                                          -----------    -----------

       Cash provided by (used in) operating activities     (2,649,043)    (2,556,766)
                                                          -----------    -----------


  Financing activities
     Issue of common shares                                 1,987,100      4,392,858
     Due from related parties                                 330,137     (1,146,484)
     Loans receivable                                          50,000              0
     Loans payable                                            225,109        (14,667)
                                                          -----------    -----------

       Cash provided by (used in) financing activities      2,592,346      3,231,707
                                                          -----------    -----------


  Investment activities
     (Increase) decrease in capital assets                    (29,836)       (73,473)
     Deferred charge                                                        (250,000)
     (Increase) decrease in long-term investments             (11,432)      (158,639)
                                                          -----------    -----------

       Cash provided by (used in) investment activities       (41,268)      (482,112)
                                                          -----------    -----------

  Increase (decrease) in cash position                        (97,965)       192,829

  Cash position, beginning of period                           26,646         10,451
                                                          -----------    -----------

  Cash position, end of period                            ($   71,319)   $   203,280
                                                          ===========    ===========

The accompanying notes are an integral part of this statement.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

1.   Significant Accounting Policies

     a)   Generally Accepted Accounting Principles

          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. Except as disclosed in note 22, no differences have been reported as they are not considered significant.

     b)   Basis of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. At September 30, 1998 the Company's subsidiaries and its percentage equity interest in each are as follows:

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

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

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

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

          (iii) Revenue and expenses - at the average exchange rates prevailing during the period.

     k)   Share Issue Costs

          Share issue costs are charged directly to the deficit.

     l)   Revenue Recognition

          Revenue from on-site remediation projects is recognized using the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date, to the most recent estimate of total costs which will have to be incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon the percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. At September 30, 1998 there were no on-site projects in process.

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

     o)   Accounting for Stock-Based Compensation

          In October 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

          footnote to the financial statement pro forma net income and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1995. Currently, the Company's stock-based compensation plan is accounted for using Canadian generally accepted accounting principles similar to the intrinsic value method prescribed by APB No. 25. The Company is in the process of computing the effect of adopting SFAS No. 123 and has not yet made a decision on whether to adopt the U.S. accounting policy for the fiscal period ended September 30, 1998. Management believes the financial impact of adopting SFAS No. 123 would be immaterial.

     2.   Accounts Receivable

                                                                    September 30,        December 31,
                                                                        1998                1997
                                                                   ---------------------------------
          Tristate Restoration Company, Inc. (note 7a)              $         0           $293,361
          Smart International Ltd.                                    1,506,984            203,796

          Other                                                         341,516             216,741
                                                                    -------------------------------
                                                                      1,848,500             713,898

          Allowance for bad debts                                      (120,708)            (41,107)

                                                                    -------------------------------
                                                                    $ 1,727,792           $672,791
                                                                    ===============================

     3.   License Fees

          By a letter of intent dated June 4, 1997 and an agreement dated September 15, 1997 the Company granted to Smart International Ltd. (Smart) the right to manufacture chemicals for the Company and the right to exclusively engage in remediation projects in China using the Company's technology. The agreement is for a ten-year term commencing from June 1, 1997 with an option to renew for a further 10 years. As consideration, Smart has agreed to pay an annual license fee of $2,000,000 per year plus a royalty of $5 per ton for each ton of processed material in excess of 100,000 tons per contract year. At September 30, 1998 the Company has received $1,118,750 of the $2,500,000 billed towards the license fee and has accrued an amount receivable of $166,667 for license fees earned. No royalties were earned.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

     4.   Loan Receivable

                                                     September 30, December 31,
                                                         1998         1997
                                                     --------------------------
          Loan receivable, 5% per annum, due
          November 30, 1997                              $ 0        $50,000
                                                     ==========================

          $25,000 of the $50,000 was collected in February 1998. The remaining $25,000 was fully reserved against at September 30, 1998.

     5.   Due From Related Parties

          Advances, primarily to directors, and employees related to directors in the amount of $1,655,240 (December, 1997 - $1,981,377) bear interest at 8.50%, are secured with marketable securities (market value at September 30, 1998 - $ 51,901) and have no specific terms of repayment.

     6.   Inventories

                                                     September 30,  December 31,
                                                         1998          1997
                                                     ---------------------------
          Raw chemicals                              $   1,816,574   $731,576
          Blended chemicals                                 23,456     13,626
          Goods for resale                                   1,928     39,613
                                                     ------------------------

                                                     $   1,841,958   $784,815
                                                     ========================

     7.   Prepaid Expenses

                                                     September 30, December 31,
                                                         1998          1997
                                                     --------------------------
          Employment agreement (note 7a)             $           -   $250,000
          Deposit on inventory purchase (note 7b)                -    244,250
          Consulting agreements (note 7c)                  176,563    283,911
          Rental expense                                    38,452     28,334
          Other                                              2,439     10,000
                                                     -------------------------
                                                     $     217,454   $816,495
                                                     =========================

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

          a)   Employment agreement

               In May, 1998, the Company filed a suit in the United States District Court for the District of New Jersey against Tristate Restoration Company, Inc., and the two shareholders of Tristate alleging conversion, fraud, and breech of contract. Accordingly, as previously reported, the account receivable from Tristate and the related employment agreements have been fully reserved against.

          b)   Deposits on Inventory Purchase

               Subsequent to December 31, 1997 the $244,250 deposit was applied to net purchases of raw chemicals totaling $415,250.

          c)   Consulting Agreements

               (i) The Company issued 50,000 shares at $4.50 per share related to a consulting agreement which has a two-year term ending November 19, 1999.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

8.   Long-term Investments

                                                                            September 30,              December 31,
                                                                                1998                       1997
                                                                            ---------------------------------------
     (a)  100,500 shares of Earthworks Industries Inc. plus accrued shares of 42,601 (December 31, 1997 - 36,165) (note 11 and 18(d))
          (Market value $ 11,685)                                              $110,720                   $99,287

     (b)  Convertible debenture from Travel Plaza Developments Inc. (Travel
          Plaza). The Company elected on December 28, 1994 to convert the
          $50,000 debenture into 250,000 shares of Travel Plaza. Final regulatory approval for this conversion from the Alberta Stock
          Exchange is still pending subject to their acceptance of a financing arrangement and the approval of minority shareholders.
          On August 21, 1996, pending the finalization of the required financing to compute the project, construction has been
          temporarily suspended and the stock of Travel Plaza has been halted from trading. Due to these uncertainties, the Company has
          written this investment down to a nominal value.                            1                         1

     (c)  Convertible loan to Cortina Integrated Waste Management Inc., a subsidiary of Earthworks industries inc. (public company), Due
          September 5, 2000 with interest at 15% Per annum. The Company is entitled to Convert all or a portion of the loan into Shares of
          Earthworks Industries Inc. at any Time. During the term of this loan, the Company has the right to offset royalty Payments due to
          Earthworks Industries Inc. Against the loan balance.                  208,821                   208,821

     (d)  Investment in EPS Chemicals, Inc.                                           1                         1

     (e)  70,000 shares of Global Technologies Inc. (note 11).                   60,734                    60,734
                                                                            ---------------------------------------
                                                                               $380,277                  $368,844
                                                                            =======================================

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

9.   Capital Assets

                                                     September 30,  December 31,
                                                          1998         1997
                                                     -------------------------
             Computers                               $    24,047       $24,047
             Furniture and office equipment              100,940       100,940
             Remediation equipment                       456,466       426,630
             Leasehold improvements                       15,927        15,927
             Incorporation costs                             688           688
             Patent costs                                 53,177        53,177
                                                     -------------------------
                                                         651,245       621,409

             Less: Accumulated amortization              357,229       270,746
                                                     -------------------------
                                                     $   294,016      $350,663
                                                     =========================

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

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

     The carrying value for the waste disposal rights represents a significant portion of the Company's assets. Measurement of the recoverability of the carrying value is based on an assessment of the waste disposal rates currently existing in the New York and New Jersey areas, and at other areas where Thermo Tech plants are located, and on the assumption that the Corinth plant will be in operation in the near future. As of September 30, 1998, the Company has determined that no write-down is necessary. However, it is reasonably possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the estimated recoverable amount.

11.  Other Assets

     In March 1998 the Company gave KBF Pollution Management, Inc. (KBF) an up-front license fee of $500,000 in the form of 190,550 shares of restricted common stock pursuant to a 5 year license agreement to market worldwide KBF's selective separation technology (SST). At September 30, 1998 the remaining unamortized deferred charge of $475,000 was totally reserved against, because the Company is currently involved in a legal dispute with KBF.

12.  Loans Payable

                                                                                  September 30,        December 31,
                                                                                      1998                1997
                                                                                   (Unaudited)
                                                                                ------------------------------------
          IDM Environmental Corp., due on demand with interest at 10.25%, secured by the Company's treasury stock, 100,500 shares of Earthworks
          Industries Ltd. (note 8a) and 70,000 shares of Global Technologies
          Inc. (note 8a) held as investments by the Company.                         $200,748            $200,748

          Non-interest-bearing demand loans                                           229,775                   0

          Global Technologies Inc., due on demand ($100,000 Cdn).                      68,129              69,974
                                                                                     ----------------------------
                                                                                     $495,831            $270,722
                                                                                     ============================

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

13.  Share Capital

     a)   Authorized:

          200,000,000 common shares of no par value

     b)   Issued:

                                                  Nine Months Ended                Nine Months Ended
                                                  September 30, 1998               September 30, 1997
                                                      (Unaudited)                     (Unaudited)
                                             -------------------------------------------------------------
                                                Shares           Amount          Shares          Amount
                                             -------------------------------------------------------------
Balance, beginning                           18,652,497      $18,135,240       15,062,463      $11,472,295
                                             -------------------------------------------------------------
Issued pursuant to
         Stock options                          494,000          959,100        1,317,394        2,288,284
         Private placements                                                       207,457          363,050
         Warrants                                36,557           63,975          128,790          146,680
         Shares for debt settlements             50,000          100,000          361,304
         Conversion of debentures                                                 264,355          395,000
         Finders/consultant agreements          142,593          361,500           58,000          101,000
         Employment agreements                                                    100,000          250,000
         License agreement                      190,550          500,000
                                             -------------------------------------------------------------
                                                913,700        1,984,575        2,437,300        4,304,954
                                             -------------------------------------------------------------

Alloted for cash                                  1,443            2,525           27,470           87,904
                                             -------------------------------------------------------------
Balance, ending                              19,567,640      $20,122,340       17,527,233      $15,865,153
                                             =============================================================

     c) During the nine month period ended September 30, 1998 the Company granted employees, directors and other individuals associated with Company stock options to acquire up to 465,000 shares with an expiration date of February 19, 2003 at an adjusted price of $1.81 per share. Subsequent to September 30, 1998, these options were further reduced to $1.20 from the $1.81 previously reported. In addition, subsequent to September 30, 1998 the Company reduced the price on options with an expiration date of November 4, 2002 to $1.20 from the $1.81 previously reported. At September 30, 1998 stock options were outstanding as follows:

            Shares                    Exercise Price            Expiration Date
--------------------------------------------------------------------------------
             250,000                      $1.38                December 21, 1999
              47,500                      $1.75                    July 13, 2000
              71,500                      $1.75               September 12, 2000
              47,000                      $1.75                  January 6, 2002
           1,638,329                      $1.75                     June 9, 2002
             872,210                      $1.20                 November 4, 2002
             431,000                      $1.20                February 19, 2003

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

     d)   At September 30, 1998 warrants were outstanding as follows:

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

     e)   At September 30, 1998, 1,675,000 (September 30, 1997 - 1,675,000)
          common shares were held in escrow. However, pursuant to an escrow agreement dated April 30, 1988 these shares were subject to release on or before June 22, 1998 in the event that the Company attained certain cash flow targets. Since these cash flow targets were not achieved these escrowed shares are in the process of being cancelled.

14.  Income Taxes

     At December 31, 1997, the Company had accumulated tax losses aggregating $9,636,000, which may be carried forward and applied against taxable income in future years up to 2003. The Company does not record the income tax benefit of these losses.

15.  Subsequent Events

     On October 6, 1998 the Company granted to its employees, directors, officers and consultants, 1,985,000 incentive stock options to acquire the Company's common stock at $1.20 per share.

     Subsequent to September 30 1998, IDM Environmental Corp. (IDM) informed the Company that they foreclosed on the securities collateralizing their 10.25% demand loan yielding them $41,440.

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

16.  Segmented Information

                                                     US Services &                   Consolidated
                                                       Products       Canada           Totals
                                                     --------------------------------------------
     (a)  Three Months Ended September 30, 1998:
                             (Unaudited)
          Revenue                                    $   382,433     $      --       $   382,433
          License fees                                   500,000            --           500,000
          Cost of sales                                  463,965            --           463,965
                                                     --------------------------------------------

          Operating earnings (loss)                      418,468                         418,468

          Administrative and general                     697,233          40,706         737,939
          Corporate development and marketing             71,731          13,995          85,726
          Amortization and depreciation                   91,234            --            91,234
                                                     --------------------------------------------

          Segmented loss                             $  (441,730)    $   (54,701)       (496,431)
                                                     --------------------------------------------

          Unallocated:
             Other income (expense)                                                     (527,979)
          Investment and other income                                                     30,701
                                                                                     ------------
          LOSS FOR THE PERIOD                                                        $  (993,709)
                                                                                     ===========
          IDENTIFIABLE ASSETS                        $ 7,323,718     $   560,597     $ 7,884,315
                                                     ===========================================


     (b)  Three Months Ended September 30, 1997:
                     (Unaudited)
          Revenue                                    $   538,261     $      --       $   538,261
          License fees                                   700,000                         700,000
          Cost of sales                                  278,096            --           278,096
                                                     --------------------------------------------

          Operating earnings (loss)                      960,165            --           960,165

          Administrative and general                     335,447          50,598         386,045
          Corporate development and marketing             53,992               0          53,992
          Research and development                             0               0               0

          Amortization and depreciation                   79,219           1,012          80,231
                                                     --------------------------------------------

          Segmented profit (loss)                    $   491,507     $   (51,610)        439,897
                                                     ---------------------------
          Unallocated:
          Writedown of investment                                                              0
          Investment and other income                                                     90,090
                                                                                     -----------
          PROFIT (LOSS) FOR THE PERIOD                                               $   529,987
                                                                                     ===========
          IDENTIFIABLE ASSETS                        $ 4,571,338     $   827,343     $ 5,398,681
                                                     ===========================================


                                                                                              12

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

16.  Segmented Information


                                                   US Services &                    Consolidated
                                                     Products         Canada           Totals
                                                   ---------------------------------------------
     (c)  Nine Months Ended September 30, 1998:
                       (Unaudited)
          Revenue                                   $ 1,377,392     $      --       $ 1,377,392
          License fees                                1,575,758            --         1,575,758
          Cost of sales                               1,462,385            --         1,462,385
                                                    -------------------------------------------

          Operating earnings (loss)                   1,490,765                       1,490,765

          Administrative and general                  2,374,603         132,408       2,507,011
          Corporate development and marketing           274,386          67,787         342,173
          Amortization and depreciation                 242,545           6,360         248,905
                                                    -------------------------------------------

          Segmented loss                            $(1,400,769)    $  (206,555)     (1,607,324)
                                                    ---------------------------

          Unallocated:
          Other income (expense)                                                     (1,055,947)
          Investment and other income                                                   139,075
                                                                                    -----------
          LOSS FOR THE PERIOD                                                       $(2,524,196)
                                                                                    ===========
          IDENTIFIABLE ASSETS                       $ 7,323,718     $   560,597     $ 7,884,315
                                                    ===========================================


     (d)  Nine Months Ended September 30, 1997:
                    (Unaudited)

          Revenue                                   $   544,612     $      --       $   544,612
          License Fees                                  700,000                         700,000
          Cost of sales                                 789,037            --           789,037
                                                    -------------------------------------------

          Operating earnings (loss)                     455,575            --           455,575

          Administrative and general                     48,420         196,520         244,940
          Corporate development and marketing           220,609          (6,106)        214,503
          Research and development                    1,968,537             373       1,968,910
          Amortization and depreciation                 226,603           1,012         227,615
                                                    -------------------------------------------
          Segmented loss                            $(2,008,594)    $  (191,799)     (2,200,393)
                                                    ---------------------------
          Unallocated:
          Writedown of investment                                                       (36,013)
          Investment and other income                                                    99,089
                                                                                    -----------
          LOSS FOR THE PERIOD                                                       $(2,137,317)
                                                                                    ===========
          IDENTIFIABLE ASSETS                       $ 4,571,338     $   827,343     $ 5,398,681
                                                    ===========     ===========     ===========

                                                                                             13

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

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

     The Company and the individuals named in the GESTEN action filed a motion to dismiss that complaint. While that motion to dismiss was pending, the plaintiffs in the four class actions filed a motion to consolidate the four actions into one action, as part of the GESTEN case, and to file one amended consolidated complaint if the motion is granted. The Company and the individual defendants have not opposed consolidation and agreed to withdraw their motion to dismiss the GESTEN complaint until after the Court ruled on the consolidation motion. The consolidation motion was granted by the court by order dated October 23, 1998. The consolidated amended complaint has not yet been filed.

As of March 20, 1998 Solucorp entered into an exclusive licensing agreement with KBF Pollution Management, Inc (KBF) covering KBF's Selective Separation Technology. On August 25, 1998 Solucorp and KBF both announced that they had agreed to modify the licensing agreement to a world marketing and distribution agreement. However, on or about September 24, 1998, Solucorp received a letter from counsel for KBF notifying Solucorp of KBF's purported termination of the licensing agreement and of purported claims against Solucorp. On September 23 1998 KBF announced that it had purported to terminate the license agreement and had filed a complaint against Solucorp in the United States District Court for the Southern District of New York. During October 1998 the national law firm of Greenburg Traurig dismissed the lawsuit filed against Solucorp by KBF after receiving a letter from Solucorp's attorneys, Heller, Horowitz & Feit, P.C. notifying KBF that "the purported claims under the Federal Securities laws were totally frivolous and, accordingly, there was no basis for federal court subject matter jurisdiction." A demand for immediate voluntary dismissal of the federal case was made by Solucorp's attorney precipitating KBF's dismissal of the lawsuit.

With the dismissal of KBF's federal lawsuit, KBF filed a civil action against Solucorp in the State of New Jersey. The civil suit sets forth allegations as described in KBF's previous Federal lawsuit but does not include the frivolous, bogus allegations of Securities Laws violations. Solucorp denies the allegations and intends to counter sue KBF and related parties for substantial damages. Solucorp's claims emanate from,

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

among other things, misrepresentations of KBF's product marketability and violation of non-circumvent clauses involving Solucorp clients, among other misrepresentations and falsehoods made by KBF and related parties.

     b)   Waste Disposal Rights

Recoverability of the waste disposal rights is subject to the realization of management's assumptions as discussed in note 10.

18.  Related Party Transactions

During the three and nine month periods ended September 30, 1998, the Company paid consulting fees and salaries of $109,147 and $315,971, respectively (September 30, 1997 - $97,858 and $299,474, respectively) to directors, former directors and/or private companies controlled by directors and/or individuals related to directors.

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

SOLUCORP INDUSTRIES LTD.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 & 1997
--------------------------------------------------------------------------------

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

20.  Comparative Figures

     The Company changed its year-end to December 31. In accordance with SEC guidelines the consolidated statement of operations and the consolidated statement of cash flow for the three month period ended September 30, 1998 was compared to the comparable periods in 1997, whereas the consolidated balance sheet at September 30, 1998 was compared to the previous year ended date of December 31, 1997.

21.  Economic Dependence

     During the nine months ended September 30, 1998, revenues of $522,725 and $328,000 were earned from two customers, of which $46,071 and $Nil is included in accounts receivable, respectively.

     License fees of $1,575,758 were recognized in the nine months ended September 30, 1998. See note 3.

22.  Reconciliation to United States Generally Accepted Accounting Principles

As discussed in Significant Accounting Policies, these consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences in accounting principles as they pertain to these consolidated financial statements are as follows:

     Marketable Securities

     Under GAAP, the accounting for marketable securities depends on the classification of securities as held to maturity, trading or available for sale. The classification would be based on management's intent. Marketable securities included in long-term investments (note 8) would be classified as being available for sale. Under U.S. GAAP, such securities would be recorded at fair value with any changes recorded in a separate component of shareholder's equity. Realized gains or losses would be recorded on the income statements. At September 30, 1998 the effect on the presentation of long-term investment for U.S. GAAP purposes would not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997.

Aggregate revenue (environmental clean-ups and waste disposal projects, Training Institute fees and license fees) increased to $2,953,150 from $1,244,612; an increase of $1,708,538 or 137% for the nine months ended September 30, 1998 when compared to the comparable period last year. This resulted primarily from increased transportation and disposal activity and from an increase in license fees. Given the Company's reliance on a relatively small number of customers at this stage, revenue may vary significantly from period to period. Accordingly, no specific trend can be identified.

Cost of sales increased $673,348 or 85%. This increase was due to the abnormally high inventory storage costs and from the increased revenues in 1998.

Gross margin went from a loss of $244,425 in the nine months ended September 30, 1997 to a loss of $84,993 in the current nine-month period. At this point in the Company's development its project costs do not yet reflect the economy of scale needed for a normal operation. In addition, the abnormally high inventory storage costs have also hindered profitability.

Investment and other income increased to $139,075 from $99,089. This increase occurred primarily from interest charged on related party loans.

For the nine months ended September 30, 1998 total operating expenses were $3,098,089 versus $2,655,968 in the comparable period last year; an increase of $442,121 or 17%. Current expenses focused primarily on the Company becoming a reporting entity with the SEC, the protection and final issuance of the Company's patents, increasing the sales efforts, and the Company's cooperation with an ongoing investigation by the SEC. In the comparable period last year operating expenses were geared primarily toward the successful demonstrations of its MBS technology for the EPA, and finding reliable chemical suppliers for the reagents used in MBS.

Other expenses in the nine months ended September 30, 1998 were $1,055,947 versus $36,013 in the comparable period in 1997. The current amount primarily reflects reserves established for two separate lawsuits. (As previously reported, the first suit involves a prepaid employment agreement and other advances made to Tristate Restoration and its officers which the Company is suing to recover. The second suit involves a prepaid license fee and other advances made to KBF Pollution Management, Inc. and their officers, which the Company intends to countersue to recover.) The $36,013 in 1997 reflects the writedown of an investment.

For the nine months ended September 30, 1998 the Company experienced a loss of $2,524,196 compared to a loss of $2,137,317 in the comparable period in 1997. In addition to the low volume in relation to the Company's costs and other operating expenses in both nine-month periods, the Company experienced significant abnormal expenses in both periods which are discussed above.

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997.

Aggregate revenue as defined above decreased to $882,433 from $1,238,261 in the comparable period last year; a decrease of $355,828 or 29%. In the three month period ended September 30, 1997, licensing revenue and environmental clean-up and waste disposal projects were $200,000 and $156,828 higher, respectively, than in the current period. In addition, as indicated above, the Company relies on a relatively small number of customers at this stage, and therefore revenue may vary significantly from period to period. Accordingly, no specific trend can be identified.

Cost of sales increased $185,869 or 67% in the three-month period ended September 30, 1998 when compared to the comparable period in 1997. This increase was primarily due to the abnormally high inventory storage costs from the buildup in inventory for the anticipated increased remediation activity in the remainder of 1998, and from increased transportation and disposal activity.

Gross margin reflected a loss of $81,532 for the three months ended September 30, 1998 versus a profit of $260,165 in the comparable period last year. In general, aside from an occasional small job which can be profitably priced, the Company's project costs do not yet reflect the economy of scale needed for a normal operation. In addition, the abnormal inventory storage costs and non-billable treatability work at the current revenue level have hindered profitability.

Investment and other income decreased to $30,701 from $90,090; a decrease of $59,389. This decrease was essentially from a one-time profit that the Company earned on a joint venture project in 1997.

Total operating expenses in the current three-month period ended September 30, 1998 increased $394,631 in the current three month period ended September 30,1998 when compared to the comparable period last year. This increase was primarily from an unfavorable exchange rate swing of $135.581 and from the expenses associated with the Company's continuing cooperation with an ongoing investigation by the SEC.

Other expenses in the three months ended September 30, 1998 were $527,979 without any amount in the comparable 1997 period. As noted above, the current amount reflects a reserve established against a prepaid license fee and other advances made to KBF Pollution Management, Inc. and their officers which the Company intends to counter-sue to recover.

For the three months ended September 30, 1998 the Company experienced a loss of $993,709 compared to a profit of $529,987 in the comparable period in 1997. As indicated above, the low volume in relation to the Company's costs and other operating expenses as well as the significant abnormal expenses accounted for the current loss versus several one-time profitable events in the comparable period in 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of $3,455,526 a decrease of $329,460, or 9% from the $3,784,986 reflected at December 31, 1997. Within the current assets significant increases occurred in accounts receivable and inventories; whereas significant decreases occurred in unbilled license fees, due from related parties and prepaid expenses. Within the current liabilities significant increases occurred in accounts payable and accrued expenses, and loans payable. The Company also experienced a bank overdraft at September 30, 1998.

The Company has financed its operations through the sale of its securities pursuant to the Company's stock option plans and to certain private investors, and the Company expects to continue to provide for its cash and capital needs in this manner until operations are sufficient to meet these needs.

Cash Flows

During the nine months ended September 30, 1998, the Company decreased its cash position $97,965 versus an increased cash position of $192,829 in the comparable period in 1997. In the current period, cash was provided mainly from the issuance of the Company's capital stock, the repayment of related party loans, and from non-interest bearing demand loans. This was used primarily to fund the current loss.

Other

The carrying value of the waste disposal rights ($1,461,797) at September 30, 1998 represented a significant portion of the Company's assets. Measurement of the recoverability of the carrying value was based on an assessment of the waste disposal rates currently existing in the New York and New Jersey areas, and at other areas where Thermo Tech plants are located, and on the assumption that the Corinth plant will be in operation in the near future. However, it is reasonably possible, based upon existing knowledge, that changes in future conditions in the near term could require a material change in the estimated recoverable amount. Accordingly, the Company is currently amortizing these rights at $216,500 per year, which has left a net amount of $250,312 at September 30, 1998.

In anticipation of significantly increased remediation over the next few months, and due to the relatively long lead time required to purchase one of the main chemical ingredients in MBS, the Company increased its inventory of this chemical since December 31, 1997. This was the primary reason for the inventory increasing $1,057,143 from the $784,815 at December 31, 1997.

In February 1998, the British Columbia Ministry of the Environment (BCMOE) issued its first and only site permit allowing heavy metals contaminated soil that is treated with the Company's Molecular Bonding System (MBS) to be disposed in an authorized landfill as "nonspecial" waste. This officially waives the B.C. law that all treated soil must be disposed of in a hazardous waste landfill, and consequently allows for significant cost savings on disposal charges for MBS-treated material.

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

Laboratory tests conducted by Brookhaven National Laboratory with the Company's MBS Technology successfully treated mixed radioactive waste. These tests represent an important step in the Company's attempt to penetrate the radioactive-based market by potentially providing the U.S. Department of Energy with a cost effective solution to dispose of mixed waste.

The Company was notified by the U.S. Department of Commerce Patent and Trademark Office that its MBS Soil Remediation Process Patent Application was examined and allowed for issuance as a patent.

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

The Company and the individuals named in the GESTEN action filed a motion to dismiss that complaint. While the motion was pending the plaintiffs in the four class actions filed a motion to consolidate the four actions into one action, as part of the GESTEN case, and to file one amended consolidated complaint if the motion is granted. The Company and the individual defendants have not opposed consolidation and agreed to withdraw their motion to dismiss the GESTEN complaint until after the Court ruled on the consolidation motion. The consolidation motion was granted by the court by order dated October 23, 1998. The consolidated amended complaint has not yet been filed.

As of March 20, 1998 Solucorp entered into an exclusive licensing agreement with KBF Pollution Management, Inc (KBF) covering KBF's Selective Separation Technology. On August 25, 1998 Solucorp and KBF both announced that they had agreed to modify the licensing agreement to a world marketing and distribution agreement. However, on or about September 24, 1998, Solucorp received a letter from counsel for KBF notifying Solucorp of KBF's purported termination of the licensing agreement and of purported claims against Solucorp. On September 23 1998 KBF announced that it had purported to terminate the license agreement and had filed a complaint against Solucorp in the United States District Court for the Southern District of New York. During October 1998 the national law firm of Greenburg Traurig dismissed the lawsuit filed against Solucorp by KBF after receiving a letter from Solucorp's attorneys, Heller, Horowitz & Feit, P.C. notifying KBF that "the purported claims under the Federal Securities laws were totally frivolous and, accordingly, there was no basis for federal court subject matter jurisdiction." A demand for immediate voluntary dismissal of the federal case was made by Solucorp's attorney precipitating KBF's dismissal of the lawsuit.

With the dismissal of KBF's federal lawsuit, KBF filed a civil action against Solucorp in the State of New Jersey. The civil suit sets forth allegations as described in KBF's previous Federal lawsuit but does not include the frivolous, bogus allegations of Securities Laws violations. Solucorp denies the allegations and intends to counter sue KBF and related parties for substantial damages. Solucorp's claims emanate from, among other things, misrepresentations of KBF's product marketability and violation of non-circumvent clauses involving Solucorp clients, among other misrepresentations and falsehoods made by KBF and related parties.

Material Contracts

In March 1998 the Company entered into a world-wide license agreement with KBF Pollution Management, Inc. (KBF). The five (5) year license with automatic renewals for successive one year periods permits the Company to market KBF's patented SST Water Treatment Technology, which removes and recovers metals from waste water, facilitating beneficial reuse of the metals and purification of the water. The agreement initially required the payment of an up-front license fee of $500,000 in the form of 190,550 shares of common stock. As noted above, the agreement is currently in dispute and litigation.

In June 1998 the Company was awarded a $1.1 million subcontract from Environmental Waste Technology Inc. pursuant to their general contract with the New York City Department of Environmental Protection. The contract involves lead and asbestos abatement, and demolition services in Brooklyn, New York. Work on the contract started in November 1998, and under the terms of the agreement the Company will bill for its services as work is completed.

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

In July 1998 the Company was awarded a subcontract by Roy F. Weston Inc. from their contract with the US Army Corps of Engineers to remediate hazardous soils utilizing its MBS technology at the former Waldon Spring Ordnance Work in St. Charles, MO. The subcontract, which is valued at $352,000, is scheduled to commence in December 1998.

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

                                             SOLUCORP INDUSTRIES LTD
                                     COMPUTATION OF EARNINGS PER COMMON SHARE

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                     1998               1997
                                                                                ------------         ------------
Primary Earnings: (*)
      Net Income (Loss)                                                         ($   993,709)        $    529,987
                                                                                =================================

Shares:

      Weighted average number of common shares issued and outstanding             19,332,240           17,074,683

      Assuming conversion of optionsand warrants issued and outstanding (*)                             3,730,093
                                                                                                     ============

      Weighted average number of common shares as adjusted                        19,332,240           20,804,776
                                                                                =================================

Primary earnings/(loss) per common share (*)                                    ($      0.05)        $       0.03
                                                                                =================================


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                     1998                 1997
                                                                                ------------         ------------
Primary Earnings: (*)
      Net Income (Loss)                                                          ($2,524,196)        ($2,137,317)
                                                                                =================================

Shares:
      Weighted average number of common shares issued and outstanding             19,042,285           16,357,320

      Assuming conversion of options and warrants issued and outstanding (*)

      Weighted average number of common shares as adjusted                        19,042,285           16,357,320
                                                                                =================================

Primary earnings/(loss) per common share (*)                                    ($      0.13)        ($      0.13)
                                                                                =================================

--------------

(*) Fully diluted earnings and other computations entailing conversions of options and warrants are omitted since they would diminish the loss per

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

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

Dated:   November 16, 1998

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