Form 10KSB
period 1998-12-31
SOLUCORP INDUSTRIES LTD
filed 1999-04-16
CIK 1051720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 1998          Commission File Number 1-13737

                            SOLUCORP INDUSTRIES LTD.

             (Exact Name of Registrant as Specified in its Charter)

            Yukon                                       N/A
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                 250 West Nyack Road, West Nyack, New York 10994
               (Address of Principal Executive Offices) (Zip Code)

         Registrant's telephone number, including Area Code: (914) 623-2333


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock (no par value)
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 1999, there were 22,218,481 shares of the registrants common stock, no par value, issued and outstanding.

The aggregate market value of voting stock held by non-affiliates of the
Registrant: $21,597,905

Certain matters discussed herein may constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

                                     PART I

ITEM I.           DESCRIPTION OF BUSINESS.

                  Solucorp Industries Ltd. ("Solucorp" or the "Company"), incorporated under the laws of the Territory of Yukon, Canada (formerly World Tec Industries, Inc.), was formed through a merger of Livingstone Energy Corp. and Intelicom Systems, Ltd. on June 30, 1987. On April 4, 1997, the Company changed its corporate domicile from British Columbia to the Yukon Territory. The Company is focused on the development, sales and marketing of technologies and services as solutions to problems within the environmental industry marketplace.

                  The Company has developed and patented an innovative and cost-effective process, named "Molecular Bonding System" ("MBS(R)"), for the remediation of soils and industrial wastes that are contaminated by hazardous metals. Since 1997, MBS has been accorded the status of a Superfund Innovative Technology, capable of remediating hazardous metals in soils, ash, slag, sludge and smelter waste, having successfully met the stringent testing criteria of the United States Environmental Protection Agency's ("EPA") Superfund Innovative Technology Evaluation Program. The Company's MBS has been proven in completed contracts in Connecticut, Massachusetts, Minnesota, Missouri, New Jersey, New York, Tennessee and West Virginia in the USA, and Winnipeg in Canada, while successful pilot demonstrations have been completed for numerous potential clients in the USA, Canada, the United Kingdom and Poland. The MBS process results in an immediate chemical reaction which works on an ion to molecule exchange, effectively converting hazardous leaching ions into new, non-leaching molecules. The process can be utilized on-site, negating any need for removing soil to an off-site treatment facility, and has been successfully modified for "in-line" application at production facilities to treat industrial waste as it is produced.

                  The Company's future product development focuses on the patent enhancements and additional product capabilities of the MBS process. Laboratory tests have proven that MBS can be effectively used to stabilize the hazardous metals component of Radioactive Mixed Wastes, and can be adapted for incorporation within consumer products, such as batteries, among others, which contain hazardous metals and have the potential to leach into municipal landfills after disposal at the end of the products' life cycles. The Company's future plans for sales and marketing of MBS will include direct sales and licensing of the process and technology for which the Company would receive license and royalty payments.

                  The Company also markets, under license, a product named "MuckMix(TM)", a product proven to stabilize and solidify organic contaminated oily wastes, such as are found on petrochemical industry sites. As the only current licensee of this technology in North America, the Company expects to be able to develop strong sales and marketing programs for MuckMix which will open previously inaccessible markets.

                  The Company continues to market "Mercon(TM)", a line of mercury vapor suppressant products which are used to clean-up mercury spills and to suppress the deadly vapors associated with them. As the mercury clean-up business is declining, the Company's sales efforts are limited to filling orders for existing customers, and taking on new projects strictly on a referral basis.

                  The Company has also expanded operations, primarily via sub-contractors, to include providing such environmental solution services as asbestos and lead abatement, air monitoring, transport and disposal of hazardous and non-hazardous materials, mercury spill clean-ups, consultation for underground storage tank problems, groundwater recovery and treatment, consultation for waste management, environmental impact studies or assessments, environmental auditing and permitting, design and illustration of monitoring wells, hydrogeology and engineering geology. Additionally, the Company continues to provide environmental industry consultancy and staff training services to aid clients in their compliance with the Federal Occupation Safety and Health Act ("OSHA").

                  The Company's principal environmental remediation operations are conducted by EPS Environmental, Inc. ("EPS"), a wholly-owned subsidiary incorporated in the Province of British Columbia, Canada, and through joint venture arrangements. The Company also has several inactive wholly-owned subsidiaries. Unless the context otherwise requires, the "Company" as used herein refers to the Company and all of its subsidiaries.

                  The Company's Canadian offices are located in: Vancouver, British Columbia; Regina, Saskatchewan; and Edmonton, Alberta. USA offices include: West Nyack, New York; Columbia, Maryland; and Leawood, Kansas; with an additional office in San Juan, Puerto Rico. The Company's principal executive offices are located at 250 West Nyack Road, West Nyack, New York 10994, and the telephone number at that location is (914) 623-2333. See "Item 2 Description of Property".

ENVIRONMENTAL REMEDIATION

                  The Company is principally engaged in the development, sales and marketing of its MBS process, which is an innovative and cost effective technology for permanently remediating hazardous metals contamination. The Company's dual focus in expanding the use of MBS is to remove hazardous metals from the environment, while protecting clients from the threat of future liability claims. The MBS process stabilizes hazardous metals in soils, slag, sludges, ashes and bag house dust by chemically rendering leachable metal ions inert by bonding them to non-leachable molecules. The MBS process utilizes a project-specific blend of powder chemical reagents, most commonly mixed with excavated soil or industrial wastes in a Pugmill operation, or can be applied in-situ (directly to contaminated soil) to eliminate the cost of excavation and processing associated with soil removal from the ground prior to treatment. These processes stabilize all Toxic Characteristic Metals identified in the United States Resource Conservation Recovery Act ("RCRA"), and the extension of this list of metals in the Universal Treatment Standards ("UTS"), and can treat multiple metals concurrently. The MBS process has proven, through long term stability testing (Multiple Extraction Procedure), to not leach for more than 1,000 years and has been proven under all recognized regulatory protocols (TCLP, SPLP, SWEP, and CAL WET) to not only meet, but to exceed minimum standard. The MBS process maintains the pH levels in the media within a range where the insolubility of the metals' sulfide molecules is assured. The process also provides buffer capacity to ensure that the pH is not significantly altered by the addition of acids or caustics to the media. In the MBS process, waste is crushed and screened, reducing particles to a one-inch diameter for maximum contact with a proprietary reagent mixture. After the powder reagent, created for site-specific conditions, is mixed with waste in a closed hopper Pugmill, water may be added to the mixture to catalyze the reaction and aid in mixing. Prior to the treated substance progressing to a stockpile, vapors from the mill go through a regenerable wet scrubber and a carbon absorption system. The dried soil is then tested to ensure compliance with relevant regulatory limits. Clean soil is returned to the site or transported to a non-hazardous landfill for disposal.

                  The Company has mobile remediation systems that can be brought to a site and set up in a matter of hours or days, depending upon the size of the project. Currently the Company has three different machines capable of performing the MBS process on the particular site. When not in use, these machines are stored in a warehouse. A customized MBS mixing system can be installed at the end of a processing line to render hazardous metal waste non-hazardous at the source, effectively converting hazardous wastes, such as slag or baghouse dust, into non-hazardous materials. Accordingly, the Company believes that customers with in-line manufacturing systems that produce hazardous metal waste can save significant amounts of money on transportation, disposal, and insurance costs, and have a safer facility by using the MBS process. Metals amenable to the MBS process include arsenic, antimony, barium, beryllium, cadmium, chromium, lead, mercury, nickel, selenium, silver, thallium, vanadium and zinc. This system is also effective with mixed wastes containing hazardous metals. Soils processed with MBS have successfully met Toxicity Characteristic Leaching Procedure ("TCLP") requirements and, in many cases, metals are virtually undetectable after MBS treatment. No residuals or byproducts are generated by the MBS process. The Company has already successfully completed on-site applications in Waterbury, CT; Egremont, MA; Coleraine, MN; Jersey City, NJ; Buffalo, NY; Roanoke, VA; and Winnipeg, Canada. The Company has also established in-line operations in Buick, MO, and Memphis, TN, which currently process hazardous slag as it is generated to prevent the spread of further contamination.

                  Based on the capabilities and cost-efficiency of the MBS process, the Company has embarked on a two-tier program aimed at obtaining metals-contaminated properties, commonly called "Brownfields", and remediating them for resale or redevelopment. The basic tier involves the Company purchasing properties at prices below their potential value because of the owner's environmental liability for the contamination, then reselling them at premium market prices, or developing the sites after remediation with the MBS process to meet regulatory requirements.

                  While the basic tier of activity is pursued directly by the Company, possibly with project-specific affiliates' funding, the second tier involves a contractual affiliation with a company that is focused on the purchase, remediation and redevelopment of Brownfields. Geomar Holdings Limited (Geomar), a newly-formed Delaware limited liability company, has a contract with the Company pursuant to which the Company has the exclusive right to manage all remediation of contaminated sites as the projects' general contractor. Geomar will be responsible for all funding, management and development aspects of projects, supported by a select team of real estate and development professionals. The Company's general contractor role will be compensated via various options, which include: (i) cost plus an agreed percentage on work performed; (ii) additional compensation for remediation and developed projects as a percentage of costs; (iii) an option, under certain conditions, to convert the Company's additional compensation rights to a small ownership interest in Geomar; and (iv) a percentage of any sub-license fees negotiated by Geomar with third parties for the use of the MBS process on contaminated sites acquired by such third parties. The Company and Geomar are actively seeking and assessing proposed projects but to date no contracts have been entered into.

                  The Company's MBS process has been accepted by the EPA SITE program as an innovative solution to the remediation of heavy metals in soils, sludges, ash and other manufacturing waste streams.

                   The Company also markets, under license, a product named "MuckMix" which is applied to soils and sludges that are contaminated with oily wastes, such as are found on petrochemical industry sites. The technology has been proven to stabilize these wastes and solidify the contaminated soils for re-use in a cost-competitive manner, providing excellent market opportunities for the Company.

                  The Company also markets the Mercon line of products for use in emergency response clean-up projects for mercury spills, including those contracted by the EPA. These non-toxic and bio-degradable chemicals facilitate collection of mercury, prevent its methylation in water and suppress the deadly vapors present when a spill occurs. Mercon products are now used mostly in hospitals, laboratories, and dental offices, as industrial applications are declining due to industries switching to new, non-mercury dependent systems. Accordingly, the Company believes the market for such services are minimal and has reduced its marketing activities to now only filling orders for existing customers and taking jobs on a referral basis.

                  In June 1998, the Company entered into a $1.1 million sub-contract with Environmental Waste Technology, Inc. for lead and asbestos abatement and the demolition of buildings and storage tanks on a site in Brooklyn, New York. Subsequent to the commencement of the project in November 1998, additional work was identified which has increased the value of the site work.

                  In August 1995, the Company entered into a three year contract with the Doe Run Company to establish an "in-line" process to remediate hazardous lead slag as it is produced at Doe Run's secondary lead smelting facility. During the fiscal year ended December 31, 1998, this contract generated revenues for the Company of approximately $700,000.

                  Based on obtaining the first Special Waste Protocol dispensation for a metals remediation technology from the British Columbia Ministry of the Environment, in October 1998 the Company obtained a contract with Western Steel Ltd., a multi-national steel company, to perform three aspects of the remediation of a former manufacturing facility in British Columbia, for a total value of $4,063,000 (Cdn). The first aspect involves the shipment by rail of 3000 tonnes of High Hazard Special Waste to another of the steel company's facilities in Canada. A test shipment of 87 tonnes was made successfully in February 1999, and production loading of the material for transport should commence during April. The second aspect involves the on-site remediation of 47,000 tonnes of Special Waste contaminated by zinc, cadmium and lead. Site preparation has begun for this aspect, and all heavy equipment has arrived on-site. The third aspect, transport and disposal of the remediated 47,000 tonnes to a Non-Special Waste landfill, will conclude the contract.

                  In February 1999, the Company received a contract which will generate revenues of up to $1,000,000, to stabilize soil on site at the Central Artery project in Boston. Remediation work at the site is currently in progress. Solucorp believes it has positioned itself to seek and obtain additional work in the future on the Central Artery project, which ranks as one of the largest, most complex and expensive highway construction projects ever undertaken.

LICENSING AGREEMENTS AND PATENTS

                  To protect the uniqueness of the Company's remediation process and ensure that it is the sole owner of this process, the Company has secured, and has patents pending in the United States, Canada, China and Europe.

                  The Company is the sole and exclusive owner of the MBS Process. To that extent it has patents pending, under U.S. Patent Application #08,399,784 and Canadian Patent Application #2,137,996. US Patent # 4,877,393 was formally issued on March 2, 1999. On April 16, 1996 the Company obtained trademark registrations for the terms "Solucorp" and "MBS" under the Trademark Act of 1946, as amended from the United States Patent and Trademark Office. These trademark registrations remain in force for ten years, unless sooner terminated as provided by law. "MBS" was registered for chemical use in soil remediation in Class 1, and "Solucorp" was registered for hazardous waste management and destruction of waste by means of soil remediation, in Class 42. The Company has also been assigned European Community Trademark Application Numbers for these trademarks, 00044154 and 000440750 respectively.

                  Management believes that by establishing licensing arrangements throughout the world for the MBS technology, the Company can realize greater revenues through the receipt of license and royalty fees. The Company has entered into several licensing arrangements covering the United States, Canada, Europe and China and will continue to seek such arrangements.

                  In October 1995 the Company entered into an exclusive licensing agreement with John Beech Remediation Ltd. ("JBRL"), a subsidiary of John Beech Limited ("JBL"), to utilize the Company's MBS soil remediation technology in the United Kingdom. Under the terms of the agreement, JBRL must remediate soils utilizing the Company's MBS process to certain minimum revenue levels each year, pay the Company an annual licensing fee and pay a royalty per ton of soil remediated. This agreement will be superseded by an agreement dated August 1, 1997, which redefines the minimum volume requirements and the compensation arrangement between the parties. This agreement will become effective when JBL is officially listed on the Alternative Investment Market. The Company also granted an option for a twelve month period to JBL for a similar licensing agreement related to various European territories in consideration for $200,000. On December 10, 1997 JBL notified the Company that it intends to exercise this option and to proceed with projects in France, Poland, Hungary and Portugal.

                  During 1997, the Company finalized an exclusive license which was effective as of June 1997, with Hong Kong based Smart International Ltd. ("Smart") to market and utilize the Company's MBS technology in the People's

Republic of China. The agreement provides for annual licensing and royalty fees.

SOURCES OF MATERIALS

                  The Company's MBS process requires the use of certain chemical compounds at certain concentrations. The Company relies on one major supplier for one of these chemical compounds which is vital to the MBS process. Although the Company currently has arrangements with this supplier and suppliers for the other chemical compounds to procure an ongoing supply of a sufficient quantity of these chemical compounds, the Company may, from time to time suffer shortages and possible cost increases for these materials. Accordingly, the Company's ability to perform contracts and continued sales at a profitable level could be adversely affected.

                  The Company has entered into a contract with Smart pursuant to which Smart will supply chemicals for the Company's MBS process from its production facilities in China. Smart was specifically established to produce the prime chemical used in the MBS process by the principals of Smartec, a supplier of products to various international customers such as Ericsson, Philips and Tandy. An additional contemplated relationship with Smart and a group of private Chinese investors is expected to provide the Company with a reliable long-term source of the primary component in MBS. This relationship, not yet consummated, is expected to provide the Company with a joint ownership interest in an integrated manufacturing network comprised of three (3) facilities in China. This association will expand the Company's R&D capabilities and safeguard its MBS patent in China as well as secure quality production for world-wide distribution.

MARKETING AND SALES

                  The Company markets and sells its services and products through the efforts of its in-house sales personnel and by entering into agreements with various marketing companies. As more fully described hereunder, the Company has entered into several different marketing agreements including joint marketing and operations agreement and sales representative agreements to market and sell the Company's product and various services throughout the world. The Company believes that, by forming relationships with established consulting firms, it will realize greater revenues from the resultant establishment of market awareness, a definite customer base, and enhanced company and product credibility.

                  In 1995, the Company entered into a joint marketing agreement with IDM Environmental Corp. ("IDM") to jointly pursue projects on which the MBS technology could be applied to remediate hazardous metals contamination of soils or industrial wastes. Although this long relationship with IDM has resulted in only one relatively small project, at Egremont, Massachusetts in 1996, IDM was instrumental in establishing negotiations for an MBS license in Italy, which the Company is actively pursuing. The Company and IDM expect to continue seeking other projects.

                  On December 17, 1996 the Company entered into a Joint Marketing and Operations Agreement with Roy F. Weston, Inc. ("Weston"), a Pennsylvania corporation. Weston provides engineering, construction, and environmental management services to governmental organizations and to businesses. Weston markets and provides field management for some of the Company's products and/or services for a period of three years from the Agreement date. On July 6, 1998, Weston initiated the first contract arising from this Agreement, which involves the sub-contracting of the Company to apply MBS technology at a Weldon Springs, MO, site that is being remediated under the supervision of the Army Corps of Engineers ("Army"). Mobilization and commencement of the Company's activities on-site at Weldon Springs for Weston and the Army are currently scheduled for April 1999.

                  On June 17, 1998, the Company entered into a contract with Geomar Holdings Limited ("Geomar"), a recently formed Delaware Limited Liability Company, which is focused on the purchase, remediation and redevelopment of contaminated properties, commonly called "Brownfields". The contract states that Geomar will raise equity and debt commitments to an initial total of $1 Billion, with further infusions as necessary, and will appoint the Company as its General Contractor on all projects. The Company and Geomar will focus on properties contaminated by hazardous metals to maximize the potential profits to be derived from applying the MBS process during the clean-up phase, although the use of the Company's licensed technology, MuckMix offers further market opportunities if appropriate sites for redevelopment are identified on old petrochemical industry properties. Under the terms of the contract, the Company has an option to become a shareholder in the development phases and reap the on-going benefits from property sales, rentals and leases when the development is completed. The Company and Geomar are actively seeking and assessing proposed projects but to date no contracts have been entered into.

COMPETITION

                  The November 1998 issue of the Engineering News Record reported a study conducted by the Office of Technology of the U.S. Department of Commerce that depicted an environmental industry generating products and services totaling $181 billion annually. This includes $16 billion in exports to the global environmental market, currently valued at $453 billion annually. The U.S. market continues to undergo restructuring fueled by regulatory changes, declines and/or shifts in government spending, and the emergence of very large remediation companies via vertical integration and cross service acquisition.

                  A key emerging market trend is the shift from transportation and disposal to on-site remediation, due to the recent availability of more effective treatment technologies and meaningful economic incentives with on-site remediation. The current hazardous metals market consists of three main segments; (i.) hazardous waste facilities landfills and treatment, storage and disposal facilities); (ii.) manufacturing operations (producers of hazardous waste); and (iii.) site remediation (projects for the clean up of contaminated sites).

                  The remediation market is perceived to offer minimal product differentiation and is characterized by a general reluctance to try new products. The Company believes this stems from the generator/primary responsible party's ("PRP") reluctance to risk a possible future liability with unproven products. Additionally, environmental consultants generally take a very conservative approach in evaluating remedial design alternatives. The remediation solutions that have historically dominated the market, including Portland Cement, cement kiln dust, and lime, are coming under increasing public and private scrutiny, because of concerns that they may not provide PRPs with long term protection. With the passing of time, an increasing risk exists that the "caps" that were used only to encapsulate contaminants on many sites will crack and again expose the environment to toxic materials.

                  The Company's MBS is a chemical fixation process which competes against three primary remediation categories: (i.) solidification and stabilization, (ii.) vitrification, and (iii.) soil washing. Each of these have several treatment technologies available. Solidification and stabilization as the primary category of remediation used for heavy metals accounting for approximately eighty percent (80%) of market usage. The MBS process compares favorably against solidification and stabilization, with its advantages being cost, versatility and efficacy, including long-term stability of treated contaminants.

GOVERNMENTAL REGULATION

                  The EPA is the principal federal agency responsible for environmental matters, including the disposal and discharge of hazardous substances. State and local governments are involved in implementing environmental programs on their relevant levels. EPA, state and local policies can adversely affect the demand for the Company's services by relaxing regulations requiring tests, by delaying the effective date of regulations which require tests and by relaxing its enforcement efforts. Furthermore, to the extent that the budgets of administrative agencies are reduced, or funds not made available to them, the demand for the Company' services can also be adversely affected. Applicable federal legislation includes the RCRA, the UTS, the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act, Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), and the Superfund Amendments and Reauthorization Act ("SARA") and the Technical Standards and Corrective Action Requirements for Owners and Operators of Underground Storage Tanks ("UST").

                  The Company's activities and its facilities are subject to federal, state and local laws, ordinances and rules and regulations relating to the environment, environmental quality and occupational health and safety including RCRA, OSHA and similar state laws and regulations promulgated thereunder. The Company receives and uses various hazardous chemicals in its environmental testing operations and is licensed for these activities. While the Company believes that its operations have at all times been conducted in compliance with all federal, state and local environmental laws and regulations, any business handling hazardous waste is subject to potential contingent liabilities under certain of these laws. The full impact of applicable laws and regulations on the Company is difficult to predict because of their complex nature and the possibility of changes, and because of political and economic pressures. In connection with the Company's business of waste analysis, the Company believes it is acting in compliance with applicable environmental laws.

                  In response to the increasing public and private awareness to the long term results from previous remediation initiatives, effective as of August 24, 1998, the EPA promulgated changes to rules defining the acceptable levels of Toxic Characteristics (TC) metals which supersede the levels set in the RCRA with the far more stringent Universal Treatment Standards (UTS). The chart below details the EPA's addition of six newly defined hazardous metals, and the changes to acceptable TC levels, which benefit the Company because MBS is already proven capable of achieving these new levels without additional cost, equipment, or volume increase for the treated materials,. Management also believes that traditional technologies are probably not capable of achieving the proposed new TC levels without significant cost increases.

           US EPA REGULATORY CHANGES FOR TOXIC CHARACTERISTICS METALS

   TC METAL         Old RCRA Levels        New UTS Levels        % Variance
                        (mg/l)                 (mg/l)

    Arsenic              5.0                    5.0                 (N/C)
   Antimony              NEW                    1.15                 n/a
    Barium             100.0                   21.0                 -79.0%
   Beryllium             NEW                    1.22                 n/a
    Cadmium              1.0                    0.11                -89.0%
   Chromium              5.0                    0.60                -88.0%
     Lead                5.0                    0.75                -85.0%
    Mercury              0.2                    0.025               -87.5%
    Nickel               NEW                   11.0                  n/a
   Selenium              1.0                    5.70               +570.0%
    Silver               5.0                    0.14                -97.2%
   Thallium              NEW                    0.20                 n/a
   Vanadium              NEW                    1.60                 n/a
     Zinc                NEW                    4.30                 n/a

INSURANCE

                  The Company maintains a Commercial General Liability Policy on an occurrence basis which expires June 1999 with an aggregate limit of $5,000,000 and a Contractors Pollution Liability Policy with liability coverage of $2,000,000, on a claims-made basis, with a $25,000 deductible which expires June 1999. The Commercial General Liability Policy contains various exclusions, including claims related to discharge of pollutants, radioactive matter, and asbestos.

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

EMPLOYEES

                  As of December 31, 1998, the Company had twenty three full time employees. Of these employees four were executives, eight were engaged in sales, four in technical activities and seven were in administrative and support functions. In addition, the Company utilizes subcontract labor for various projects.

                  The Company is not subject to any collective bargaining agreement and management believes that its employee relations are good.

ITEM 2.           PROPERTIES

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

                  The Company also maintains offices in their salesman's homes in Saskatchewan, Canada, and Maryland and Kansas in the USA. The Company has no written leases for these offices and pays no monthly rent for them.

                  Management believes that all of the aforementioned properties are adequately covered by insurance and are adequate for the Company's present and planned future operations.

ITEM 3.           LEGAL PROCEEDINGS.

                  As previously reported, during May 1998 the Company and several of its officers were served with a putative class action complaint alleging purported violations of the securities laws [GESTEN v. SOLUCORP INDUSTRIES LTD, et al., 98 Civ. 3248 (LMM) (SDNY)]. Subsequently, three additional class action complaints were filed against the Company and various of its personnel. After the Company and the individuals named in the GESTEN action filed a motion to dismiss that complaint, the plaintiffs in the four class actions filed a motion to consolidate the four actions into one action, as part of the GESTEN case, and to file one amended consolidated complaint. The consolidation motion was granted by the court by order dated October 23, 1998. The consolidated amended complaint was filed on December 7, 1998 [IN RE:
SOLUCORP INDUSTRIES, LTD., Master File No. 98 CV 3248 (LMM)(SDNY)]. The Company and the individuals named in the complaint, after consultation with their attorneys, believe that the action filed against them has no merit and have determined to vigorously defend the action. On February 12, 1999, the Company and the individuals who had been served, filed a motion to dismiss the amended consolidated complaint.

                  As of March 20, 1998 the Company entered into an exclusive licensing agreement with KBF Pollution Management, Inc. (KBF) covering KBF's Selective Separation Technology. On August 25, 1998 the Company and KBF both announced that they had agreed to modify the licensing agreement to a world marketing and distribution agreement. However, on or about September 24, 1998, the Company received a letter from counsel for KBF notifying the Company of KBF's purported termination of the licensing agreement and of purported claims against the Company. On September 23, 1998 KBF announced that it had purported to terminate the license agreement and had filed a complaint against the Company in the United States District Court for the Southern District of New York. During October 1998 the national law firm of Greenberg Traurig dismissed the lawsuit filed against the Company by KBF after receiving a letter from the Company's attorneys, Heller, Horowitz & Feit, P.C., notifying KBF that "the purported claims under the Federal Securities laws were totally frivolous and accordingly, there was no basis for federal court subject matter jurisdiction." A demand for immediate voluntary dismissal of the federal case was made by the Company's attorney precipitating KBF's dismissal of the lawsuit.

                  With the dismissal of KBF's federal lawsuit, KBF filed a civil action against the Company in the State of New Jersey. The civil suit sets forth allegations as described in KBF's previous Federal lawsuit but does not include the frivolous, bogus allegations of Securities Laws violations. The Company denies the allegations and has counterclaimed against KBF and related parties for substantial damages. The Company's claims emanate from, among other things, misrepresentations of KBF's product marketability and violation of non-circumvent clauses involving the Company's clients, among other misrepresentations and falsehoods made by KBF and related parties.

                  In or about April 1996, the Company entered into a joint venture agreement with Tristate Restoration Company, Inc. ("Tristate") regarding remediation of lead and asbestos. Tristate has failed to comply with its obligations under, among other things, the joint venture agreement, and in or about May 1998 the Company filed a lawsuit in the United States District Court for the District of New Jersey against, among others, Tristate claiming that Tristate breached the joint venture agreement. The Company's claims emanate from misrepresentations of Tristate's business arrangements and net worth, and violations of the agreement regarding the parties' common stock, among other misrepresentations and falsehoods made by Tristate and related parties. The Company seeks substantial damages from Tristate.

                  On May 1, 1998, the Securities and Exchange Commission ("SEC") suspended trading in the Company's securities and initiated an investigation into various matters concerning the Company. The suspension was based upon questions that were raised concerning the accuracy and adequacy of the public information about various aspects of the Company's business. The Company has cooperated fully with the SEC investigation, making available to the SEC Staff all of the Company's documents, producing its personnel for sworn testimony, waiving its attorney-client privilege, and directing its auditors and attorneys to cooperate fully with the SEC Staff. The SEC has not yet concluded its investigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company has not held an annual shareholders meeting since December 18, 1996.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  Until May 1, 1998, the Company's Common Stock was traded in the over-the-counter market via the Electronic Bulletin Board under the symbol "SLUP". On that date the Company's Common Stock was suspended from trading by the Securities and Exchange Commission. As a result, the Company's Common Stock is currently traded in the "gray market." The following table shows the range of high and low bid quotations for shares of the Company's Common Stock for the calendar quarters indicated, except for the prices shown after the quarter ended June 30, 1998 which represent the highs and lows of actual sale prices. Prior to August 6, 1996, the Company's Common Stock was traded on the Vancouver Stock Exchange. Prices prior to August 6, 1996 are not presented. Pricing information after May 1, 1998 is based on various websites, including Stockmaster, Quicken and Yahoo.

                                                              (In US Dollars)
                                                               High       Low

1999

         Quarter Ended March 31 (through March 22, 1999)       $1.38    $0.63

1998

         Quarter Ended December 31                             $1.63     $0.38
         Quarter Ended September 30                            $3.25     $1.00
         Quarter Ended June 30                                 $5.87     $1.50
         Quarter Ended March 31                                $4.37     $3.09

1997

         Quarter Ended December 31                             $6.19     $3.37
         Quarter Ended September 30                            $3.87     $2.69
         Quarter Ended June 30                                 $4.19     $2.25
         Quarter Ended March 31                                $6.50     $1.69

1996

         Quarter Ended December 31                             $7.91    $1.53
         Quarter Ended September 30 (beginning August 6, 1996) $9.12    $1.15

                  As of March 23, 1999, the Company's Common Stock was held of record by 509 persons. The Company estimates that there are at least
4,500 additional shareholders whose shares are held by brokerage firms, banks and depositories.

SHAREHOLDER PROTECTION RIGHTS PLAN

                  The Company has established a shareholders protection rights plan (the "Rights Plan"). The Rights Plan is effected through an agreement with The R-M Trust Company which is subject to the registration requirements of applicable Canadian Law.

                  The purpose of the Rights Plan is to protect the Company against an unsolicited take-over bid. The Rights Plan permits the Company's shareholders to review and decide upon a take-over bid while establishing a minimum standard of fairness and giving shareholders and the Board of Directors sufficient time to evaluate a bid. Generally under the Rights Plan, if any person acquires 20% or more of the outstanding Common Stock and were to make a take-over bid which is not a Permitted Bid (as defined in the Rights Plan Agreement), the rights under the Rights Agreement (except those held by the person making the take-over bid and certain other related or connected persons) would entitle the holders to acquire

Common Stock at a value that would substantially dilute the interest of the offeror and thus render a take-over bid prohibitively expensive. Generally, an offeror may avoid this result by negotiating a take-over bid with the Company's management and obtain the agreement by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

                  During the period from January 2 until April 29, 1998, the Company issued an aggregate of 300,500 shares of Common Stock in connection with the exercise of stock options.

                  On April 30, 1998, the Company issued to a number of purchasers 36,557 shares of Common Stock in connection with the exercise of warrants that had previously been issued in a private placement. This issuance was exempt from registration under Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

                  On May 22, 1998, the Company issued to KBF Pollution Management, Inc. 190,550 shares of Common Stock in connection with a licensing agreement with that company. This issuance was exempt from registration under
Section 4(2) under the Securities Act.

                  From June 16 until July 10, 1998, and on August 12 and September 11, 1998, the Company issued to its directors and officers 8,500, 150,000 and 77,000 shares of Common Stock, respectively, in connection with the exercise of stock options. These issuances were exempt from registration under Rule 701 under the Securities Act.

                  On August 12, 1998, the Company issued to Heller, Horowitz & Feit, P.C., its outside legal counsel, 50,000 shares of Common Stock in payment of legal fees. This issuance was exempt from registration under Section 4(2) under the Securities Act.

                  On August 19, 1998, the Company issued an aggregate of 142,593 shares of Common Stock in connection with the exercise of stock options, and bonus and fee payments. These issuances were exempt from registration under
Section 4(2) under the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. The consolidated financial statements report the two latest audited periods of: twelve months to December 31, 1998 and six months to December 31, 1997 that resulted from the change in the Company's Financial Year reporting to a calendar year. However, to allow for a direct comparison of the full year of 1998 to the full year of 1997, the six months unaudited periods to June 30, 1997, and to December 31, 1996, have been identified separately. The following comparisons show full year 1997 as a combination of the financial data from both the audited six months period to December 31, 1997, and the unaudited six months period to June 30, 1997. For ease of reference, these combined periods of 1997 are referred to as "the total of the combined 1997 periods", with the component periods [unaudited to June 30, 1997, and audited to December 31, 1997] shown in adjacent parenthesis.

Results of Operations

                  Twelve Months Ended December 31, 1998 Compared to the Six Months Ended December 31, 1997, and the Six Months Ended June 30, 1997, Expressed as Combined Totals for a Twelve Months Period.

                  Aggregate revenue (environmental clean-ups and waste disposal projects and Training Institute fees) increased to $2,116,946, or 121.7% over the combined 1997 periods total of $954,660 [$325,439 from unaudited period, $629,221 from audited period]. The Company views this as the establishment of a positive trend, which is currently being reflected in a continuation of revenue growth in 1999. There can be no assurance that this trend will be maintained. In addition, license fees earned from Smart International for the full year during 1998 increased to $2,000,000, as compared to the $1,140,910 earned during 1997 when the license agreement was in effect for only part of the year.

                  Cost of sales increased to $2,329,167, representing an increase of $1,373,508, or 143.7% over the total of the combined 1997 periods of $955,659 [$510,941 from unaudited period, $444,718 from audited period]. This increase was due to the abnormally high inventory storage costs incurred in preparation for future projects and from the projects associated with the increased revenues in 1998 and other costs associated with project start-ups, for which invoicing cannot be effected until calendar year 1999.

                  Gross margin went from a loss of $999 in the total of the combined 1997 periods [($185,502) from unaudited period, $184,503 from audited period], to a loss of $212,221 in the current twelve-month period. At this point in the Company's development, its project costs do not yet reflect the economy of scale needed for a normal operation. In addition, the previously noted start-up costs and the high storage costs of preparatory inventory stock-piling have hindered profitability.

                  Investment and other income in the current twelve months period of $160,560 (substantially all of which is due from related parties) was comparable with the total of the combined 1997 periods, as is reflected by a decrease of only $341 from $160,901 [$8,999 from unaudited period, $151,902 from audited period].

                  For the twelve months ended December 31, 1998, total operating expenses increased $353,115, or 9.3%, to $4,146,615, versus the total of the combined 1997 periods of $3,793,500 [$2,135,700 from unaudited period, $1,657,800 from audited period]. Current expenses focused primarily on the Company becoming a reporting entity with the SEC, the protection and final issuance of the Company's patents, and the Company's cooperation with an ongoing investigation by the SEC, with all associated extraordinary legal expenses, and on increasing the Company's sales efforts. In the combined prior periods, operating expenses were geared primarily toward marketing and publicizing the successful demonstrations of the Company's MBS technology for the U.S. EPA, and finding reliable chemical suppliers for the reagents used in MBS. The results of these efforts in 1997 are now evident in the increased project start-ups and revenues in 1998/99, and the Company anticipates that forward progress in all aspects of business will ensue after the current extraordinary expenses are completed.

                  For the twelve months, ended December 31, 1998 the Company experienced a loss of $2,198,276, versus a loss of $2,292,688 in the total of the combined 1997 periods [($2,312,203 from unaudited period, $19,515 from audited period]. While this represents an improvement of $94,412, or 4.1%, the Company experienced significant abnormal expenses in both periods, which are discussed above.

Liquidity and Capital Resources

                  At December 31, 1998, the Company had working capital of $3,841,499, an increase of $56,513, or 1.5%, from the $3,784,986 reflected in the December 31, 1997 Balance Sheet. Within the current assets, significant increases occurred in accounts receivable and inventories, whereas significant decreases occurred in unbilled license fees, due from related parties and prepaid expenses. Within the current liabilities, significant increases occurred in accounts payable, accrued expenses and loans payable incurred as a result of preparing for projects due for start-up in 1999.

                  The Company has successfully financed its operations through revenues received from MBS sales and projects and related revenues. Extraordinary expenses associated with patent protection, the on-going SEC investigation and Research & Development are being financed through the sale of its securities pursuant to the Company's stock option plans and to certain private investors, and the Company expects to continue to provide for its cash and capital needs in this manner until operations are sufficient to meet these needs.

Cash Flows

                  During the twelve months ended December 31, 1998, the Company decreased its cash position to a deficit of ($58,359). In the current period, cash was provided mainly from sales revenues, the issuance of the Company's capital stock, the repayment of related party loans, and from non-interest bearing demand loans. This was used primarily to fund the current loss. Cash flow further reflects the out-flow of monies for work in progress for which revenues and profits will be realized in 1999, and which should favorably affect future cash flow demands placed on the Company in 1999.

Other

                  In anticipation of significantly increased remediation over the next few months, and due to the relatively long lead-time required to purchase one of the main chemical ingredients in MBS, the Company increased its inventory of this chemical since December 31, 1997. This was the primary reason for the inventory increasing $753,745 to a total of $1,538,560 from the $784,815 recorded at December 31, 1997. The Company believes that demand for product for contracts already issued, in process and pending in 1999 will result in a need exceeding full utilization of the currently held inventory.

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


ITEM 7.           FINANCIAL STATEMENTS.

                  The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

                  The Company's directors, executive officers and key consultant are as follows:

Name                          Age               Title

Peter Mantia                  51                President and Director

James Spartz                  46                Senior Vice President and
                                                Director

John A. VanDuzen              57                Director

Bernadette Anderton           47                Director and Secretary

Arle L. Pierro                50                Senior Vice-President, "Founder"
                                                and Director

Donald G. Atkinson            69                Director

W. Bryan Fair                 41                Director

Robert Kuhn                   44                Vice-President, Sales and
                                                Marketing

Charles A. Ludwig             41                Vice-President, Corporate
                                                Marketing

David Porteous                54                Senior Vice President

Joseph S. Kemprowski          51                "Founder" and Consultant

                  A director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified. Vacancies of the Board of Directors may be filled by the remaining directors until the next annual meeting of shareholders.

                  PETER MANTIA became President and a Director of the Company in February 1995. Mr. Mantia was the Corporate Purchasing Manager of BMW of North America from 1986-1994, a National Purchasing Agent from 1982-1986, and a Senior Buyer for BMW of North America from 1979-1982. Mr. Mantia is married to a sister of Arle Pierro, a Senior Vice President and Director of the Company.

                  JAMES SPARTZ became Senior Vice-President and Director of the Company and Vice president of EPS Environmental, Inc. in December 1992. From October 1994 to February 1995 Mr. Spartz was the President of the Company. Mr. Spartz is the co-founder of Spartz-McIntyre Group, Inc. a marketing service company.

                  JOHN VANDUZEN became a Director of the Company in September 1994. Mr. VanDuzen is currently the president of International-En-R-Tech Inc., a manufacturer of innovative lighting techniques, and a director of United Gunn Resources Ltd. A mining, oil and gas company. Prior to becoming a Director, Mr. VanDuzen was self-employed, operating a consulting and promotion business.

                  BERNADETTE ANDERTON became the Company's Secretary in January 1994 and a Director of the Company in November 1994. Prior to being named Secretary of the Company, Ms. Anderton served as the Administration/Accounting manager in the Company's Vancouver office.

                  ARLE PIERRO has been a Vice President with EPS Environmental, Inc. since May 1991, and has been a Director and Senior Vice President of the Company since March 1994. From 1987 to 1991 Ms. Pierro was the owner and president of Pierro Jewelers, Inc. Ms. Pierro is married to Joseph Kemprowski, a consultant to the Company. In addition, her sister is married to Peter Mantia, the Company's President.

                  DONALD ATKINSON became a Director of the Company in August 1996. Since 1989 Mr. Atkinson has owned and operated a private consulting company working with small private companies in the clothing business.

                  BRYAN FAIR has been with the Company since October 1991 occupying such positions as accountant, Vice President of Administration, Acting President and Director. Currently, Mr. Fair serves as a member of the Board of Directors. Mr. Fair is also a Distance Education Technologist at the British Columbia Institute of Technology.

                  ROBERT KUHN became a Vice-President of Sales and Marketing for the Company in August 1994. Prior to joining Solucorp he spent 15 years with Reckitt and Coleman as a Director of Marketing.

                  CHARLES A. LUDWIG became a Vice-President of Sales and Operations for the Company in December 1994. Prior to joining the Company, Mr. Ludwig was the owner and President of the Environmental Training Institute, an entity that was acquired by the Company as part of the negotiations to obtain Mr. Ludwig's services.

                  DAVID PORTEOUS became a Senior Vice-President of Corporate Marketing in October 1996. Prior thereto, Mr. Porteous had reestablished his Australian marketing and communications consulting firm which he had founded in 1982. From August 1993 to February 1995, he was a consultant for Del laboratories, Inc. of Farmingdale, New York, functioning as the Vice President of Marketing for the Sally Hansen Brand.

                  JOSEPH S. KEMPROWSKI is a full time consultant to Solucorp and works out of facilities provided to him by the Company at the Company's main offices in West Nyack, New York. He is the husband of Arle Pierro, a vice-president and director of Solucorp, and the brother-in-law of Peter R. Mantia, President and a director of Solucorp (Ms. Pierro and Mr. Mantia's wife are sisters).

                  During the early 1990s, when prior management was forced to leave Solucorp, Mr. Kemprowski became Chairman and CEO of the Company. At that time, the Company had minimal operations and the MBS technology was in the early process of development. Mr. Kemprowski and Ms. Pierro essentially operated the Company during that time period and, as a result, have been recognized by the Company as "founders" of the Company in its present form. Mr. Kemprowski and Ms. Pierro both use the title "Founder" in addition to their other titles (Ms. Pierro - Vice-President and Director; Mr. Kemprowski - Consultant).

                  During the middle 1990s, Mr. Kemprowski stepped down from his positions with Solucorp but continued as President of EPS Environmental, Inc., a wholly owned subsidiary of Solucorp through which almost all of Solucorp's business is conducted. In late 1996, he gave up his positions with EPS and assumed his positions as Founder and Consultant with Solucorp.

                  Mr. Kemprowski is a key member of Solucorp's personnel. He is not an officer or director of Solucorp or any of its subsidiaries, and does not exercise any control in that regard, but he is available to senior management to render advice on a wide variety of matters as requested, particularly with respect to his knowledge of the events which occurred during his tenure as an officer and director. He undertakes such projects as may be assigned by senior management or as he may conceive on his own with the concurrence of senior management. With respect to such projects, he often acts as the leader of the Solucorp effort. His activities as a consultant have been significant factors in the development by Solucorp of many of its key relationships and projects including the relationships with Smart and with Geomar and the current Solucorp efforts to develop and commercialize its patent pending Integrated Fixation System.

                  On December 8, 1994, in a matter unrelated to Solucorp, Mr. Kemprowski consented, without admitting or denying the allegations, to the entry of an order in an SEC administrative proceeding making findings and imposing sanctions [KEMPROWSKI, et al.; SEC Rel. No. 34-35058 (12/8/94)]. The order found that during the period from 1988 to 1990, Mr. Kemprowski, and a company with which he was associated, in recommending the purchase of securities of a particular issuer, acted as brokers without being registered as such, disseminated false and misleading information prepared by the issuer, and made their recommendation without having a reasonable basis for such. The order barred Mr. Kemprowski from being associated with a company engaged in the securities industry but provided that, after five years, he could apply to become so associated. The order did not bar Mr. Kemprowski from being an officer or director or otherwise associated with any public company not in the securities industry such as Solucorp.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                  The Company believes that during the period from February 1998 (the month that the Company became a reporting entity under the Securities Exchange Act of 1934 thereby creating the aforementioned reporting obligation) through December 31, 1998, all of the Company's directors and executive officers were delinquent in their Section 16(a) filing obligations. The Company is in the process of devising internal procedures to monitor and ensure compliance with the Section 16(a) filing obligations by its directors and executive officers.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended December 31, 1998 to its Chief Executive Officer. No other executive officers or other persons employed by the Company received compensation in excess of $100,000.


                        SUMMARY COMPENSATION TABLE(1)(2)
--------------------------------------------------------------------------------------------------------------------
                                                              Annual Compensation
                                                        --------------------------------
          (a)                         (b)                 (c)                (d)                        (e)
                                 -------------------
                                 Year Ended
Name/Principal Position          December 31            Salary ($)        Bonus ($)          All Other Compensation
=============================    ===================    ==============    ===============    =======================
Peter Mantia                     1998                   110,000           -0-                -0-
President                        1997                   114,584           -0-                -0-
                                 1996                    96,250           -0-                -0-

-------------------------
(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.

(2) Pursuant to the regulations promulgated by the Commission, the table omits columns reserved for types of compensation not applicable to the Company.

                  None of the individuals listed in the table above received any long-term incentive plan awards during the fiscal year.

                  The following table sets forth the number of options granted to the Company's Chief Executive Officer as well as certain related information with respect to such options.


                    Number of Securities      Percentage of Total Options Granted    Exercise or
Name                Underlying Options (#)    to Employees in Fiscal Year            Base Price        Expiration Date
------------------  ------------------------  -------------------------------------  ----------------  -------------------
Peter Mantia         50,000 (1)                10.8%                                  $1.20             February 19, 03
                    104,000                     5.2%                                  $1.20             October 6, 03

(1) Represents previously granted options exercisable at $3.50, the exercise price of which was subsequently reduced to $1.20.


CONSULTING AGREEMENT

                  The Company has entered into a Consulting Agreement dated April 7, 1998 (the "Consulting Agreement"), with Joseph Kemprowski, pursuant to which Mr. Kemprowski performs a variety of consulting services for the Company as requested by the Company's management. Under the Consulting Agreement, Mr. Kemprowski receives $125,000 per annum. In addition, Mr. Kemprowski receives 100,000 shares of Common Stock as well as 100,000 options to purchase Common Stock. The Consulting Agreement also entitles Mr. Kemprowski to the use of a company automobile. The Consulting Agreement expires in April 2003.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The following table sets forth, as of March 31, 1999, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and a key consultant and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 250 West Nyack Road, West Nyack, New York.

                                                    Shares Owned Beneficially
                                                         and of Record (1)
                                                  -----------------------------
Name and Address                                  No. of Shares      % of Total
----------------                                  -------------      ----------
Peter Mantia (2)                                      336,300            1.5

James Spartz (3)                                      588,523            2.6

John A. VanDuzen (4)                                  187,300             *
105-1093 West Broadway, Vancouver,
British Columbia

Bernadette Anderton (5)                               168,608             *
105-1093 West Broadway, Vancouver,
British Columbia

Arle L. Pierro (6)                                  1,428,175            6.0

Donald G. Atkinson (7)                                 45,000             *
105-1093 West Broadway, Vancouver,
British Columbia

W. Bryan Fair (8)                                     161,070             *

Joseph Kemprowski (9)                                 771,110            3.4

All Officers and Directors as a Group               2,914,976           11.9
(7 persons) (10)

---------------------------
         * Less than 1%

         (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

         (2) Includes 304,000 shares of Common Stock issuable upon exercise of stock options.

         (3) Includes 242,000 shares of Common Stock issuable upon exercise of stock options. Also includes 317,000 shares of Common Stock issuable upon exercise of stock options that are held by Ladner Investments which is wholly owned by Mr. Spartz.

         (4) Includes 77,500 shares of Common Stock issuable upon exercise of stock options. Also includes 84,000 shares issuable upon exercise of stock options held by Exodus Capital which is wholly owned by Mr. VanDuzen.

         (5) Includes 5,000 shares of Common Stock held by 482192 B.C. Ltd. which is wholly owned by Ms. Anderton ("B.C. Ltd.") and 400 shares of Common Stock held by Bernadette Anderton, in Trust. Also includes 33,500 shares of Common Stock issuable upon exercise of stock options held by Ms. Anderton as well as 120,000 shares of Common Stock issuable upon exercise of stock options held by B.C. Ltd.

         (6) Includes 897,000 shares of Common Stock issuable upon exercise of stock options.

         (7) Includes 43,000 shares of Common Stock issuable upon exercise of stock options.

         (8) Includes 14,000 shares of Common Stock issuable upon exercise of stock options. Also includes 5,000 shares as well as 141,000 shares issuable upon exercise of stock options held by Wiener Works which is wholly owned by Mr. Fair.

         (9) Includes 727,210 shares of Common Stock issuable upon exercise of stock options. Does not include 70,000 shares of Common Stock issuable upon exercise of stock options held by the daughter of Mr. Kemprowski's wife with respect to which Mr. Kemprowski exercises discretion. Mr. Kemprowski disclaims beneficial ownership in these securities. Mr. Kemprowski is the husband of Arle Pierro.

         (10) Includes 2,270,000 shares of Common Stock issuable upon exercise of stock options.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Certain parties related to the Company are indebted to the Company in the amounts described below. This indebtedness was incurred primarily as a result of the issuance by the Company of shares of Common Stock upon the exercise of stock options, for which the Company has not been paid to date.

                  As of December 31, 1998 Arle Pierro, an officer and director of the Company, was indebted to the Company in the amount of $773,178.

                  As of December 31, 1998 Joseph S. Kemprowski, a consultant to the Company who is also Arle Pierro's husband, was indebted to the Company in the amount of $386,580.

                  As of December 31, 1998 Joseph D. Kemprowski, an employee with the Company who is also the son of Joseph S. Kemprowski, was indebted to the Company in the amount of $2,114.

                  As of December 31, 1998 James Spartz, an officer and director of the Company, was indebted to the Company in the amount of $257,381.

                  As of December 31, 1998 Peter Mantia, an officer and director of the Company, was indebted to the Company in the amount of $73,142.

                  As of December 31, 1998 John Van Duzen, a director of the Company, was indebted to the Company in the amount of $23,773.

                  As of December 31, 1998 Wiener Works, a business owned by Bryan Fair, a director of the Company, was indebted to the Company in the amount of $69,529.

                  As of December 31 1998 Charles Ludwig, an officer of the Company, was indebted to the Company in the amount of $63,475.

                  As of December 31, 1998 Robert Kuhn, an officer of the Company, was indebted to the Company in the amount of $904.

                  As of December 31, 1998 Bernadette Anderton, a director of the Company, was indebted to the Company in the amount of $5,348.

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

3.0      Certificate of Amalgamation*
3.1      Certificate of Change of Name*
3.2      Company Act Articles of World Tec Industries, Inc.*
3.3      Certificate of Continuance**
3.4      By-Laws*
4.0      Specimen Common Stock Certificate*
4.1 Shareholder Protection Rights Plan Agreement dated as of December 18, 1996 between Solucorp Industries Ltd.
         and CIBC Mellon Trust Company*
4.2      Form of Common Stock option Agreement*
4.3      Form of Common Stock Option Amendment Agreement*
10.0 Licensing Agreement between John Beech Remediation, Ltd. and the Company dated October 11, 1995.*
10.1 Addendum to Licensing Agreement between John Beech Remediation, Ltd. and the Company dated October 30, 1995.*
10.2 Licensing Agreement between Global Technologies, Inc. and the Company dated November 5, 1996.*
10.3 License Agreement between Smart International, Ltd. and the Company dated June 4, 1997.*
10.4 Sub-Lease covering Registrant's facility in Nyack, N.Y. between Twin Country Grocers, Inc. and the Company dated March 1, 1996.*
10.5 Lease covering Registrant's facility in Puerto Rico between 1413 Fernandez Juncos, Inc. and the Company dated June 1, 1996.*
10.6 Lease covering Registrant's facility in Saddle Brook, N.J. between Croes-Pecorino Industrial Co. and the Company dated April 1992.*
10.7 Addendum to Lease covering facility in Saddle Brook, N.J. between Croes-Pecorino Industrial Co. and the Company dated May 6, 1997.*
10.8 Agreement between John Beech Remediation Ltd. and the Company dated August 1, 1997.*
10.9 Agreement between M.H. Meyerson & Co., Inc. and the Company dated June 3, 1996.**
10.10 Licensing Agreement between Smart International, Ltd. and the Company dated September 15, 1997**
10.11 Addendum to Agreement dated June 3, 1996 between M.H. Meyerson & Co., Inc. and the Company dated September 22, 1997.**
10.12 Consulting Agreement between William Webster, Webster & Associates and the Company dated October 1, 1997.*
10.13 Consulting Agreement between Mark Beloyan and the Company dated November 19, 1997.*
10.14 Finder's Agreement between Quest International Technologies and the Company dated November 20, 1997.*
10.15 Finder's Agreement between Enviro-Tech Compliance Services, Inc. and the Company dated February 2, 1998.*
10.16 Licensing Agreement between KBF Pollution Management, Inc. and the Company dated March 20, 1998.**
10.17 Consulting Agreement between the Company and Joseph Kemprowski dated April 7, 1998.

21.      Subsidiaries of Registrant:

                  (i) EPS Environmental, Inc. - Incorporated under the laws of the Province of British Columbia, Canada - 100% owned

                  (ii) Environmental Training Institute, Inc. - Incorporated under the laws of New Jersey. - 100% owned

                  (iii) ESM Industries, Inc. - Incorporated under the laws of the Province of British Columbia, Canada. - 100% owned.

                  (iv) World Tec Equities, Inc. - Incorporated under the laws of the Province of British Columbia, Canada - 100% owned.

                  (v) World Travel Plaza, Inc. - Incorporated under the laws of the Province of Alberta, Canada - 100% owned.
22.      None.
23.      Consent of MacKay and Partners - Chartered Accountants
24.      None.
25.      Financial Data Schedule [VH]

------------------
* Incorporated by reference to the Company's Form 10-SB filing made December 22, 1997. File No. [1-13737]
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:   April 15, 1999

                                                      SOLUCORP INDUSTRIES LTD.

                                                      By: /s/ PETER MANTIA
                                                      Peter Mantia, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                             Capacity                   Date

/s/ PETER MANTIA                      Director             April 15, 1999
-------------------                   (Chief Financial
Peter Mantia                          and Accounting
                                      Officer)

/s/ JAMES G. SPARTZ                   Director             April 15, 1999
-------------------
James G. Spartz

/s/ BERNADETTE ANDERTON               Director             April 15, 1999

Bernadette Anderton

/s/ ARLE L. PIERRO                    Director             April 15, 1999
------------------
Arle L. Pierro

/s/ JOHN A. VANDUZEN                  Director             April 15, 1999
--------------------
John A. Vanduzen

/s/ DONALD G. ATKINSON                Director             April 15, 1999
----------------------
Donald G. Atkinson

/s/ BRYAN FAIR                        Director             April 15, 1999
----------------------
Bryan Fair

                            Solucorp Industries Ltd.

                        Consolidated Financial Statements

                          Year Ended December 31, 1998

-------------------------------------------------------------------------------
Solucorp Industries Ltd.
Consolidated Financial Statements
-------------------------------------------------------------------------------

Year Ended December 31, 1998                                              Page
-------------------------------------------------------------------------------



Auditors' Report                                                             3

Consolidated Balance Sheets                                                  4

Consolidated Statements of Operations and Deficit                            5

Consolidated Statements of Cash Flows                                        6

Notes to Consolidated Financial Statements                                7-22

Schedule of Administrative and General Expenses                             23

Schedule of Research and Development Expenses                               24


-------------------------------------------------------------------------------
                                                                              2

Auditors' Report

To the Shareholders of
Solucorp Industries Ltd.

We have audited the consolidated balance sheets of Solucorp Industries Ltd. as at December 31, 1998 and 1997 and the consolidated statements of operations and deficit and cash flows for the year ended December 31, 1998 and the six months ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and 1997, and the results of its operations and its cash flows for the periods then ended in accordance with Canadian generally accepted accounting principles.


                                                  /s/ MacKay & Partners
Vancouver, Canada
March 19, 1999                                    Chartered Accountants

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Consolidated Balance Sheets (US Dollars)
-------------------------------------------------------------------------------

                                                                                              December 31,           December 31,
                                                                                                  1998                  1997
                                                                                                                      (note 19)
---------------------------------------------------------------------------------------------------------------------------------

Assets

Current
       Cash                                                                                  $          -          $     26,646
       Accounts receivable (note 2)                                                             2,399,401               672,791
       License fees (note 3)                                                                       90,910               490,910
       Loan receivable (note 4)                                                                         -                50,000
       Due from related parties (note 5)                                                        1,690,482             1,981,377
       Other receivables                                                                           66,635               100,872
       Inventories (note 6)                                                                     1,538,560               784,815
       Prepaid expenses (note 7)                                                                  247,238               816,495
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                6,033,226             4,923,906

Long-term investments (note 8)                                                                    265,421               368,844

Capital assets (note 9)                                                                           311,124               350,663

Waste disposal rights (note 10)                                                                         -               358,594
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             $  6,609,771          $  6,002,007
---------------------------------------------------------------------------------------------------------------------------------
Liabilities

Current
       Bank indebtedness                                                                     $     58,359          $          -
       Accounts payable and accrued liabilities                                                 1,708,195               868,198
       Customer deposits                                                                           77,854                     -
       Loans payable (note 11)                                                                    347,319               270,722
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                2,191,727             1,138,920
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity

Subscriptions received (note 14)                                                                1,161,901                     -
Share capital (note 12)                                                                        20,054,090            18,135,240
Deficit                                                                                       (16,797,947)          (13,247,738)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                4,418,044             4,887,502
Less: cost of 8,000 shares held by
the company's subsidiary (note 11)                                                                      -               (24,415)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                4,418,044             4,863,087
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             $  6,609,771          $  6,002,007
---------------------------------------------------------------------------------------------------------------------------------

Subsequent events (note 14)

Contingencies (note 16)

Commitments (note 18)

-------------------------------------------------------------------------------
                                                                              4

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Consolidated Statements of Operations and Deficit (US Dollars)
-------------------------------------------------------------------------------

                                                                            Six Months           Six Months        Six Months
                                                        Year Ended            Ended                 Ended             Ended
                                                        December 31        December 31,         December 31,         June 30,
                                                            1998               1997                 1996               1997
                                                                                                (Unaudited)        (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Revenues
       Environmental clean up and
           waste disposal                              $  2,106,000       $    626,501         $    386,455        $    299,992
       Training Institute                                    10,946              2,720               25,060              25,447
---------------------------------------------------------------------------------------------------------------------------------
                                                          2,116,946            629,221              411,515             325,439
---------------------------------------------------------------------------------------------------------------------------------
Cost of sales
       Environmental clean-up and
           waste disposal                                 2,321,051            442,034              566,330             503,844
       Training Institute                                     8,116              2,684                4,087               7,097
---------------------------------------------------------------------------------------------------------------------------------
                                                          2,329,167            444,718              570,417             510,941
---------------------------------------------------------------------------------------------------------------------------------
Gross margin (loss)                                       (212,221)            184,503             (158,902)           (185,502)

Investment and other income                                 160,560            151,902                  164               8,999

License fees                                              2,000,000          1,340,910                    -                   -
---------------------------------------------------------------------------------------------------------------------------------
                                                          1,948,339          1,677,315             (158,738)           (176,503)
---------------------------------------------------------------------------------------------------------------------------------
Expenses
       Administrative and general
           (Schedule)                                     3,521,931          1,226,802              317,754             580,360
       Corporate development and
           marketing                                        322,364            277,900              122,273             160,511
       Amortization                                         302,320            153,098              159,153             147,384
       Research and development
            (Schedule)                                            -                  -              721,465           1,247,445
---------------------------------------------------------------------------------------------------------------------------------
                                                          4,146,615          1,657,800            1,320,645           2,135,700
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations                         (2,198,276)             19,515           (1,479,383)         (2,312,203)

Write-down of investments                               (1,351,933)                  -                    -             (36,013)
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for the period                          (3,550,209)             19,515           (1,479,382)         (2,348,216)
---------------------------------------------------------------------------------------------------------------------------------
Deficit, beginning of period                           (13,247,738)        (13,267,253)          (9,439,654)        (10,919,037)

Deficit, end of period                                 (16,797,947)       $(13,247,738)        $(10,919,037)       $(13,267,253)
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share                             $      (0.19)          $   0.001         $      (0.01)       $      (0.15)
---------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                                              5

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Consolidated Statements of Cash Flows (US Dollars)
-------------------------------------------------------------------------------

                                                                            Six Months          Six Months         Six Months
                                                           Year Ended         Ended               Ended               Ended
                                                          December 31,     December 31,        December 31,          June 30,
                                                              1998             1997                1996                1997
                                                                                                (unaudited)        (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in)
    Operating activities
       Earnings (loss) for the period                     $(3,550,209)     $    19,515         $(1,479,383)        $(2,348,216)
       Items not involving cash
              Amortization                                    302,320          153,098             159,153             147,384
              Write-down of investments                     1,351,933            -                       -              36,013
       Change in non-cash operating
           working capital                                 (1,009,561)      (2,217,775)           (105,375)            128,542
---------------------------------------------------------------------------------------------------------------------------------
                                                           (2,905,517)      (2,045,162)         (1,214,855)         (2,036,277)
---------------------------------------------------------------------------------------------------------------------------------
    Financing activities
       Subscriptions receivable                             1,161,901                -                   -                   -
       Issue of common shares                               1,918,850        3,715,191           1,180,984           2,947,754
       Due from related parties                               290,895       (1,293,985)            (29,002)           (573,483)
       Loans payable                                           76,597           (2,432)            (35,556)            (14,620)
---------------------------------------------------------------------------------------------------------------------------------
                                                            3,448,243        2,418,774           1,116,426           2,596,651
---------------------------------------------------------------------------------------------------------------------------------
    Investing activities
       Tristate (notes 7 and 16)                               (6,304)        (293,361)                  -            (250,000)
       KBF (note 16)                                         (552,979)               -                   -                   -
       Increase in capital assets                             (65,455)         (60,509)           (126,612)            (51,023)
       Long-term investments                                  (44,600)          (8,883)            (60,734)            (17,085)
       Proceeds on long-term
            investments                                        41,607                -                   -                   -
---------------------------------------------------------------------------------------------------------------------------------
                                                             (627,731)        (362,753)           (187,416)           (318,038)
---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash position                          (85,005)          10,859            (285,845)              5,336
Cash position, beginning of period                             26,646           15,787             296,296              10,451
---------------------------------------------------------------------------------------------------------------------------------
Cash position, end of period                               $  (58,359)      $   26,646          $   10,451          $   15,787
---------------------------------------------------------------------------------------------------------------------------------
Non cash transactions included above
    Shares issued for Tristate                             $        -       $        -          $        -          $  250,000
    Shares issued for KBF                                     500,000                -                   -                   -
    Shares issued for consulting
        agreements                                            361,500          225,000                   -                   -
    Shares issued for finders agreement                             -          101,000             101,000                   -
---------------------------------------------------------------------------------------------------------------------------------
Total                                                      $  861,500       $  326,000          $  101,000          $  250,000
---------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                                              6

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


1.       Significant Accounting Policies

(a)      Generally Accepted Accounting Principles

            The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which may differ in some respects from those in the United States. Except as disclosed in note 21, no differences have been reported as they are not considered significant.

     (b)    Basis of Consolidation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. At December 31, 1998, the Company's subsidiaries and its percentage equity interest in each are as follows:

                     ESM Industries (Canada) Inc.                         100%
                     World Travel Plaza Inc.                              100%
                     World Tec Equities, Inc.                             100%
                     EPS Environmental, Inc.                              100%
                     Environmental Training Institute, Inc.
                        (incorporated in the US)                          100%

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

-------------------------------------------------------------------------------
                                                                              7

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


1.   Significant Accounting Policies (Cont'd.)

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

            No amortization has been provided on patent costs as the patent application was not approved until after the year end.

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

-------------------------------------------------------------------------------
                                                                              8

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


1.   Significant Accounting Policies (Cont'd.)

     (k)    Share Issue Costs

            Share issue costs are charged directly to the deficit.

     (l)    Revenue Recognition

            Revenue from on-site remediation projects is recognized using the percentage of completion method of accounting. Under this method, contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date, to the most recent estimate of total costs which will have to be incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As at December 31, 1998 and 1997, there were no on-site projects in process.

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

     (n)    Earnings (Loss) Per Share

            The earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the year.

2.  Accounts Receivable

                                                                                            December 31,        December 31,
                                                                                                1998                1997
    -------------------------------------------------------------------------------------------------------------------------
    Tristate Restoration Company, Inc. (note 7)                                              $  299,665           $ 293,361
    Smart International Ltd. (note 3)                                                                2,006,984             203,796
    Doe Run Company                                                                              56,075                   -
    Environmental Technologies of New Jersey                                                     30,078                   -
    Environmental Waste Technology Inc.                                                         242,006              30,078
    Other                                                                                       176,332             186,663
    -------------------------------------------------------------------------------------------------------------------------
                                                                                              2,811,140             713,898
    Allowance for bad debts                                                                    (411,739)            (41,107)
    -------------------------------------------------------------------------------------------------------------------------
                                                                                             $2,399,401           $ 672,791
    -------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                              9

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


3.   License Fees

     By a letter of intent dated June 4, 1997 and an agreement dated September 15, 1997 the Company granted to Smart International Ltd. (Smart) the right to manufacture chemicals for the Company and the right to exclusively engage in remediation projects in China using the Company's technology. The agreement is for a ten-year term commencing June 1, 1997 with an option to renew for a further 10 years. As consideration, Smart has agreed to pay an annual license fee of $2,000,000 per year plus a royalty of $5 per ton for each ton of processed material in excess of 100,000 tons per contract year. As of December 31, 1998, the Company has received $1,118,750 of the $3,000,000 billed towards the license fee, of which $968,750 was paid by offsets of amounts owed to Smart for inventory purchase, and has accrued an amount receivable of $90,910 for license fees earned. No royalties were payable.

4.   Loan Receivable

                                                                                             December 31,        December 31,
                                                                                                 1998               1997
    -------------------------------------------------------------------------------------------------------------------------
     Loan receivable, with interest at 5% per annum,
     due November 30, 1997                                                                     $ 25,000           $ 50,000

     Less allowable for bad debt                                                                (25,000)                 -
    -------------------------------------------------------------------------------------------------------------------------
                                                                                               $      -           $ 50,000
    -------------------------------------------------------------------------------------------------------------------------


5.   Due From Related Parties

     Advances primarily to directors, and employees related to directors in the amount of $1,690,482 (December 31, 1997 - $1,981,377) bear interest at 8.50% and have no specific terms of repayment. These advances were secured by marketable securities (market value at December 31, 1997 $1,391,485). During the year ended December 31, 1998 the Company received repayments of $939,500 from the proceeds of the sale of the marketable securities and $610,414 direct from the related parties. Additional advances of $1,107,603, including $959,100 for the exercise of stock options, were made to the related parties and interest of $151,416 was charged for the current year. As at December 31, 1998 the value of the remaining security has declined to approximately $50,000. Management expects that the value of the security will recover and that the amounts due including the current accrued interest will be fully collected.

6.   Inventories

                                                                                            December 31,         December 31,
                                                                                                1998                 1997
    -------------------------------------------------------------------------------------------------------------------------
     Raw chemicals                                                                          $ 1,515,550           $ 731,576
     Blended chemicals                                                                           16,056              13,626
     Goods for re-sale                                                                            6,954              39,613
    -------------------------------------------------------------------------------------------------------------------------
                                                                                            $ 1,538,560           $ 784,815
    -------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                                             10

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


7.   Prepaid Expenses

                                                                                             December 31,        December 31,
                                                                                                 1998                1997
    -------------------------------------------------------------------------------------------------------------------------
     Employment agreement (note 7a)                                                           $       -           $ 250,000
     Deposit on inventory purchases                                                             201,900             244,250
     Consulting agreements (note 7b)                                                              5,041             283,911
     Rental expense                                                                              36,360              28,334
     Other                                                                                        3,937              10,000
    -------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 247,238           $ 816,495
    -------------------------------------------------------------------------------------------------------------------------

   a)       Employment agreement

            During the year ended June 30, 1997 the Company was negotiating with the shareholders of Tristate Restoration Company, Inc. (Tristate) regarding the possible acquisition of Tristate. Tristate is a New Jersey company specializing in the removal of hazardous asbestos materials. As part of the negotiations, the Company advanced 100,000 shares which were to be held in escrow. During the six months ended December 31, 1997 and subsequent, negotiations continued resulting in the following:

            i) The Company made advances and provided other assistance to Tristate to help it with its ongoing operations (see note 2). These advances were to be repayable on demand with interest at prime plus 1% and were to be secured by personal guarantees of the two shareholders of Tristate and the assets of Tristate. As further consideration, by an agreement dated November 7, 1997, Tristate agreed to pay the Company a portion of the revenue collected from jobs for a period of two years from June 1, 1997. As noted below, the agreement relating to the revenue sharing was superseded after December 31, 1997. Tristate further agreed to pay the Company $90,090 for its share of the revenue which is included in operations for the period ended December 31, 1997. Subsequent to December 31, 1997, Tristate made a direct assignment of one of its outstanding accounts in the amount of $166,000 as further security for the advances.

            ii) The Company entered into separate employment agreements with each of the two shareholders of Tristate for a minimum term of five years with an option to renew for another five years. The 100,000 shares originally issued prior to June 30, 1997, as noted above, are construed as part of the compensation included under the terms of the employment agreements. These employment agreements were dated April 8, 1998. The company intended to amortize the value of the shares issued ($250,000) over a five-year term commencing April 8, 1998.

            iii) As disclosed in Note 16a, Tristate has not complied with the agreements and the Company has commenced legal action. The advances (note 2) and the above prepaid expenses have been fully provided for. The outcome of the lawsuit and recoverability of the amounts is not determinable at this time.

   b)       Consulting Agreements

            i) During the period ended December 31, 1997, the Company paid 50,000 shares at $4.50 per share related to a consulting agreement, which has a two-year term ending November 19, 1999. The other party is no longer providing services and the balance of the prepaid has been written off during 1998.

-------------------------------------------------------------------------------
                                                                             11

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


7.       Prepaid Expenses (cont'd)

   b)       Consulting Agreements (cont'd)

            ii) During the period ended December 31, 1997, the Company paid $145,000 related to a consulting agreement, which had a six-month term commencing July 15, 1997.

            iii) During the period ended December 31, 1997, the Company paid
                 58,000 shares at a value of $101,000 related to a consulting agreement. The payment was for the period June 1, 1997 to May 31, 1998.

            iv) During the period ended December 31, 1998, the Company issued 85,556 shares at $2.70 per share for payment of the first year of a five year consulting agreement expiring January 22, 2003.

8.       Long-term Investments

                                                                                             December 31,         December 31,
                                                                                                 1998                 1997

    (a)   Shares of Earthworks Industries Inc.
          owned, (see note 11)                                                                 $       -            $  87,289

    (b)   Shares of Earthworks Industries Inc.  accrued (see note 18d)                            46,598               11,998

    (c)   Convertible debenture from Travel Plaza Developments Inc. (Travel
          Plaza). The company elected on December 28, 1994 to convert the Cdn
          $50,000 debenture into 250,000 shares of Travel Plaza. Final regulatory approval for this conversion from the Alberta Stock
          Exchange is still pending subject to their acceptance of a financing arrangement and the approval of minority shareholders. On August 21,
          1996, pending the finalization of the required financing to complete the project, construction has been temporarily suspended and the stock of Travel Plaza has been halted from trading. Due to these
          uncertainties, the Company has written this down to a nominal value.                         1                    1

    (d)   Convertible loan to Cortina Integrated Waste Management Inc., a subsidiary of Earthworks Industries Inc. (public company), due
          September 5, 2000 with interest at 15% per annum. The Company is entitled to convert all or a portion of the loan into shares of
          Earthworks Industries Inc. at any time. During the term of this loan, the Company has the right to offset royalty payments due to Earthworks
          Industries Inc. against the loan balance.                                              218,821              208,821

    (e)   A 25% interest in John Beech Remediation Limited (no market value).                          1                    1

    (f)   70,000 shares of Global Technologies Inc.  (note 11).                                        -               60,734
   ----------------------------------------------------------------------------------------------------------------------------
                                                                                               $ 265,421           $  368,844
   ----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                             12

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


9.       Capital Assets

                                                                                               December 31,         December 31,
                                                                                                   1998                 1997
   -----------------------------------------------------------------------------------------------------------------------------
       Computers                                                                                $   24,047            $  24,047
       Furniture and office equipment                                                              121,292              100,940
       Remediation equipment                                                                       454,327              426,630
       Leasehold improvements                                                                       15,927               15,927
       Incorporation costs                                                                             688                  688
       Patent costs                                                                                 70,583               53,177
   -----------------------------------------------------------------------------------------------------------------------------
                                                                                                   686,864              621,409
       Less:  Accumulated amortization                                                             375,740              270,746
   -----------------------------------------------------------------------------------------------------------------------------
                                                                                                $  311,124           $  350,663
   -----------------------------------------------------------------------------------------------------------------------------


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

     The Company paid Thermo Tech $900,000 of the initial up-front amount leaving $1,265,625 still to be paid. Thermo Tech was not able to renegotiate acceptable lease terms with the landlord of the Corinth facility and has been planning to relocate the plant to a nearby site, Due to the uncertainty of the relocation, Thermo Tech agreed that the unpaid amount of $1,265,625 is not due until the relocated plant is operational. Accordingly the Company had reclassified the balance due to a non-current payable. The company believes that relocation and operation of the Corinth plant is not a priority for Thermo Tech at this time. As at December 31, 1998, the Company has determined that a write-down was necessary and that payment of the unpaid amount is unlikely in the near future, if at all. Accordingly the Company has written the carrying value of the waste disposal rights down to the balance of the unpaid amount and has offset the two resulting in no balance shown for either the payable or the waste disposal rights. The comparative balance sheet have been restated to reflect the reduction of the carrying cost previously shown by the unpaid amount.

-------------------------------------------------------------------------------
                                                                             13

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


11.      Loans Payable

                                                                                                December 31,        December 31,
                                                                                                   1998                 1997
   -----------------------------------------------------------------------------------------------------------------------------
         IDM Environmental Corp., 10.25%, payable in monthly instalments of
         $22,008 including principal and interest, maturing on July 1, 1998, secured by the Company's treasury stock, 100,500 shares of Earthworks
         Industries Ltd. (note 8a) and 70,000 shares of Global Technologies Inc.
         (note 8f) held as investments by the Company. The Company has not made any payments and IDM liquidated all the collateral and applied the
         proceeds towards the loan.                                                               $ 206,277            $200,748

         Global Technologies Inc., due on demand
         ($100,000 Cdn).                                                                             65,308              69,974

         London Venture Capital Corp.                                                                60,734                   -

         Other                                                                                       15,000                   -
   -----------------------------------------------------------------------------------------------------------------------------
                                                                                                  $ 374,319            $270,722
   -----------------------------------------------------------------------------------------------------------------------------


12.    Share Capital

        (a)   Authorized:
                    200,000,000 common shares of no par value

        (b)   issued:

                                                 Year Ended                Six Months Ended              Six Months Ended
                                             December 31, 1998             December 31,1997                June 30, 1997
                                                                                                            (Unaudited)
                                           Shares         Amount         Shares         Amount         Shares          Amount
                                        ----------------------------------------- ---------------------------------------------
 Balance, beginning                      18,652,497    $18,135,240     16,767,552   $14,420,049     15,062,463      $11,472,295
-------------------------------------------------------------------------------------------------------------------------------
 Issued pursuant to
      Stock options                         494,000        959,100      1,414,950     2,470,188        693,294        1,202,083
      Private placement                           -              -            -               -        131,457          230,050
      Shares for debt settlement             50,000        100,000        111,611       441,000        264,320          520,630
      Warrants                               36,559         63,975        250,384       478,003        128,790          146,681
      Finders agreement                           -              -         58,000       101,000              -                -
      Conversion of debentures                    -              -              -             -        264,355          395,000
      Employment agreement                        -              -              -             -        100,000          250,000
      License agreement                     190,550        500,000              -             -              -                -
      Consulting agreement                  142,593        361,500         50,000       225,000              -                -
-------------------------------------------------------------------------------------------------------------------------------
                                            913,700      1,984,575      1,884,945     3,715,191      1,582,216        2,744,444
-------------------------------------------------------------------------------------------------------------------------------
 Allotted for cash                            1,443          2,525              -             -         76,000          133,000
 Allotted for debt settlement                                                   -             -         46,873           70,310
 Less unpaid shares to
     be returned                            (39,007)       (68,250)             -             -              -                -
-------------------------------------------------------------------------------------------------------------------------------
 Balance, ending                         19,528,640    $20,054,090     18,652,497   $18,135,240     16,767,552      $14,420,049
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                             14

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


12.    Share Capital (cont'd)

         (c) During the year ended December 31, 1998 the Company granted employees, directors and other individuals associated with Company stock options to acquire up to 465,000 shares with an expiration date of February 19, 2003 at an adjusted price of $1.81 per share. The exercise price of these options were reduced to $1.20. The Company also reduced the price on options with an expiration date of November 4, 2002 to $1.20 from the $1.81 previously reported. Additional options to acquire 1,985,000 shares at $1.20 each to October 6, 2003 were also granted. At December 31, 1998 stock options were outstanding as follows:

               Shares                                Exercise Price                                        Expiration Date
               ------------------------------------------------------------------------------------------------------------
                             250,000                      $1.38                                          December 21, 1999
                              47,500                      $1.75                                              July 13, 2000
                              71,500                      $1.75                                         September 12, 2000
                              47,000                      $1.75                                            January 6, 2002
                           1,638,329                      $1.75                                               June 9, 2002
                             872,210                      $1.20                                           November 4, 2002
                             431,000                      $1.20                                          February 19, 2003
                           1,985,000                      $1.20                                            October 6, 2003

         (d) As at December 31, 1998 warrants were outstanding as follows:

              Shares                                 Exercise Price                                        Expiration Date
              -------------------------------------------------------------------------------------------------------------
                     155,443                           $1.75-$2.00                                           June 25, 1999
                     750,000                              $2.75                                         September 10, 2000
                      25,000                              $4.00                                              April 4, 2001
                     300,000                              $7.50                                               June 3, 2001

         (e)  At December 31, 1998, 1,675,000 (1997 - 1,675,000) common shares were held in escrow. Pursuant to an escrow agreement dated April 30, 1998 these shares were subject to release on or before June 22, 1998 in the event that the Company attained certain cash flow targets. Since these cash flow targets were not achieved these escrowed shares are in the process of being cancelled.

13.      Income Taxes

         At December 31, 1998, the Company had accumulated tax losses aggregating approximately $13,100,000(1997: $9,636,000), which may be carried forward and applied against taxable income in future years up to 2003. The Company does not record the income tax benefit of these losses.

-------------------------------------------------------------------------------
                                                                             15

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


14.       Subsequent Events

a) Subsequent to December 31, 1998 the Company issued 2,010,698 shares at $.75 per share pursuant to a private placement. Of the amount, $1,161,901 was received prior to December 31, 1998 and has been recorded as subscriptions received.

b)       Subsequent to December 31, 1998, the Company issued 641,590 shares at
                $.75 per share for prepayment of future inventory purchases.


15.      Segmented Information

                                                                  US Services &                          Consolidated
                                                                     Products       Canada                   Totals
       ----------------------------------------------------- -------------------- ----------------- ---------------------
        (a)  Year ended December 31, 1998
            Revenue                                                  $ 2,116,946  $       -                  $ 2,119,546
            Cost of sales                                              2,329,167         -                     2,329,167
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Operating earnings (loss)                                  (212,221)         -                     (212,221)
            Expenses
            Administrative and general                                 3,301,582          220,349              3,521,931
            Corporate development and marketing                          221,604          100,760                322,364
            Amortization                                                 295,960            6,360                302,320
            Write down of investments                                  1,351,933                -              1,351,933
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Segmented loss                                         $ (5,383,300)       $(327,469)            (5,710,769)
       ----------------------------------------------------- -------------------- -----------------
            Unallocated:
            Investment and other income                                                                          160,560
            License fees                                                                                       2,000,000
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Earnings (loss) for the year                                                                   $ (3,550,209)
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Identifiable assets                                      $ 6,162,295         $447,476            $ 6,609,771
       ----------------------------------------------------- -------------------- ----------------- ---------------------




-------------------------------------------------------------------------------
                                                                             16

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


15.      Segmented Information  (Cont'd.)

                                                                  US Services &                          Consolidated
                                                                     Products       Canada                   Totals
       ----------------------------------------------------- -------------------- ----------------- ---------------------
        (b) Six Months Ended December 31, 1997

            Revenue                                                   $  629,221  $       -                    $ 629,221
            Cost of sales                                                444,718         -                       444,718
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Operating earnings                                           184,503         -                       184,503
            Expenses
            Administrative and general                                 1,092,985          133,817              1,226,802
            Corporate development and marketing                          269,397            8,503                277,900
            Amortization                                                 146,738            6,360                153,098
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Segmented loss                                          $(1,324,617)       $(148,680)            (1,473,297)
       ----------------------------------------------------- -------------------- -----------------
            Unallocated:
            Investment and other income                                                                          101,902
            License fees                                                                                       1,390,910
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Earnings (loss) for the period                                                                     $  19,515
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Identifiable assets (see note 10)                        $ 5,191,303         $810,704            $ 6,002,007
       ----------------------------------------------------- -------------------- ----------------- ---------------------

       (c) Six Months Ended June 30, 1997 (Unaudited):

            Revenue                                                    $  325,439  $           -             $   325,439
            Cost of sales                                                 510,941             -                  510,941
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Operating earnings                                          (185,502)             -                (185,502)
            Expenses
            Administrative and general                                    434,438          145,922               580,360
            Corporate development and marketing                          166,617           (6,106)               160,511
            Research and development                                    1,247,072              373             1,247,445
            Amortization                                                  144,204            3,180               147,384
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Segmented loss                                          $ (2,177,833)      $ (143,369)           (2,321,202)
       ----------------------------------------------------- -------------------- -----------------
            Unallocated:
            Write-down of investment                                                                            (36,013)
            Investment and other income                                                                            8,999
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Loss for the period                                                                            $ (2,348,216)
       ----------------------------------------------------- -------------------- ----------------- ---------------------
            Identifiable assets (see note 10)                         $  1,852,826        $  749,187        $  2,602,013
       ----------------------------------------------------- -------------------- ----------------- ---------------------


-------------------------------------------------------------------------------
                                                                             17

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


16.   Contingencies

(a)      Legal Proceedings

            i) During May 1998 the Company and several of its officers were served with a putative class action complaint alleging purported violations of the securities laws (GESTEN v. SOLUCORP INDUSTRIES LTD., et al., 98 Civ. 3248 (I.MM) (SDNY)). Subsequently, three additional class action complaints were filed against the Company and various of its personnel. After the Company and the individuals named in the GESTEN action filed a motion to dismiss that complaint, the plaintiffs in the four class actions filed a motion to consolidate the four actions into one action as part of the GESTEN case, and to file an amended consolidated complaint. The consolidation motion was granted by the court by order dated October 23, 1998. The consolidated amended complaint was filed on December 7, 1998 (IN RE: SOLUCORP INDUSTRIES LTD., Master File No. 98 CV(I.MM)(SDNY)). The Company and the individuals named in the complaint after consultation with their attorneys believe that the action filed against them has no merit and have determined to vigorously defend the action. On February 12, 1999, the Company and the individuals who had been served, filed a motion to dismiss the amended consolidated complaint.

            ii) As of March 20, 1998 the Company entered into an exclusive licensing agreement with KBF Pollution Management Inc. (KBF) covering KBF's Selective Separation Technology. On August 25, 1998 the Company and KBF both announced that they had agreed to modify the licensing agreement to a world marketing and distribution agreement. However, on or about September 24, 1998, the Company received a letter from counsel for KBF notifying the Company of KBF's purported termination of licensing agreement and of purported claims against the Company. On September 23, 1998 KBF announced that it had purported to terminate the license agreement and had filed a complaint against the Company in the United States District Court for the Southern District of New York. During October 1998 the national law firm of Greenberg Traurig dismissed the lawsuits filed against the Company by KBF after receiving a letter from the Company's attorneys. Heller, Horowitz & Feit, P.S., notifying KBF that "the purported claims under the Federal Securities laws were totally frivolous and accordingly there was no basis for federal court subject matter jurisdiction." A demand for immediate voluntary dismissal of the federal case was made by the Company's attorney precipitating KBF's dismissal of the lawsuit.

                 With the dismissal of KBF's federal lawsuit, KBF filed a civil action against the Company in the State of New Jersey. The civil suit sets forth allegations as described in KBF's previous Federal lawsuit but does not include the frivolous bogus allegations of Securities Laws violations. The Company denies the allegations and has counter-claimed against KBG and related parties for substantial damages. The Company's claim emanates from, among other things misrepresentations of KBF's product marketability and violation of non-circumvent clauses involving the Company's clients among other misrepresentations and falsehoods made by KBF and related parties.

-------------------------------------------------------------------------------
                                                                             18

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------

16.   Contingencies (cont'd)

(a)      Legal Proceedings

            iii) In or about April 1996, the Company entered into a joint venture agreement with Tristate Restoration Company Inc. ("Tristate") regarding remediation of lead and asbestos. Tristate has failed to comply with its obligations under among other things, the joint venture agreement and in or about may 1998 the Company filed a lawsuit in the United States District Court for the District of New Jersey against, among others, Tristate, claiming that Tristate breached the joint venture agreement. The Company's claims emanate from misrepresentations of Tristate's business arrangements and net worth and violations of the agreement regarding the parties' common stock, among other misrepresentations and falsehoods made by Tristate and related parties. The Company seeks substantial damages from Tristate.

            iv) On May 1, 1998, the Securities and Exchange Commission ("SEC") suspended trading in the Company's securities and initiated an investigation into various matters concerning the Company. The suspension was based upon questions that were raised concerning the accuracy and adequacy of the public information about various aspects of the Company's business. The Company has cooperated fully with the SEC investigation, making available to the SEC Staff all of the Company's documents, producing its personnel for sworn testimony, waiving its attorney-client privilege and directing its auditors and attorneys to cooperate fully with the SEC Staff. The SEC has not yet concluded its investigation.

      (b)    Waste Disposal Rights

              Recoverability of the waste disposal rights is subject to the realization of management's assumptions as discussed in note 10.

17.  Related Party Transactions

      During the year ended December 31, 1998 the Company paid consulting fees and salaries of $672,321 (Six months ended December 31, 1997 - $206,849) to directors, former directors and/or private companies controlled by directors and/or individuals related to directors.

18.   Commitments

      (a) The Company has two leases for buildings it presently occupies in New Jersey and in New York which require the following payments:

                    1999                             $ 144,000
                    2000                             $ 144,000
                    2001                             $ 144,000
                    2002 and subsequent              $  24,000


-------------------------------------------------------------------------------
                                                                             19

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


18.   Commitments (cont'd)

      (b) The Company has entered into numerous non-exclusive finder's agreements with third parties to promote the company's soil remediation process. The Company will pay between 1% and 7% commission on gross revenues generated by the third parties. These agreements expire within one and two years.

      (c) The Company entered into a finder's agreement with a third party to raise capital for the Company through private placements. The Company will pay a 5% commission on private placements raised directly or indirectly by the third party. The agreement expires on September 27, 2000, with an option to renew for another five years.

      (d) The Company has agreed to pay royalties to Earthworks Industries Inc. (Earthworks) (a Canadian public company) based on Cdn $1/tonne of soil remediated in Canada or the United States ($1/tonne will be U.S. dollars if soil is remediated in the United States). The Company will receive one share for each $1 of royalty paid, to a maximum of 200,000 shares, in minimum blocks of 50,000. These shares are accrued as the soil is remediated. An additional $1 (Cdn or US) will be paid for each ton remediated on contracts resulting from the efforts of Earthworks. The Company has the right to offset royalty payments against the convertible loan from Cortina Integrated Waste Management, Inc. (Note 8(d)).

      (e) In October 1995 the Company entered into an exclusive licensing agreement with a United Kingdom company for the U.K. company to utilize the Company's soil remediation process and to market the Company's soil remediation technology in the U.K. The agreement required an annual licensing fee and a royalty per ton of soil remediated. This agreement will be superseded by a new agreement dated August 1, 1997, when the U.K. company obtains an official listing on the Alternative Investment Market. The Company also granted an option for a twelve-month period to the U.K. company for a similar licensing agreement related to various European territories. Consideration received for granting the option was $200,000. On December 10, 1997 the U.K. company advised its intention to excercise the option and to proceed with agreements for France, Poland, Hungary and Portugal. Accordingly, the option payment received is included in licensing fees for the period ended December 31, 1997.


19.   Comparative Figures

      Subsequent to June 30, 1997 the Company changed its year-end from June 30 to December 31. Accordingly, the financial statements for the six months ended December 31, 1997 and the six months ended June 30, 1997 (Unaudited) are shown for comparative purposes.

      Certain comparative figures have been reclassified to conform to the presentation adopted in the current year (see note 10). These changes have no effect on previously reported results of operations.


-------------------------------------------------------------------------------
                                                                             20

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


20.  Economic Dependence

      During the year ended December 31, 1998, revenues of $693,350, $328,000, $259,654 and $316,623 were from individual customers, of which $56,075, nil, nil and $79,959 are included in accounts receivable respectively.

      During the six months ended December 31, 1997, revenues of $327,005 and $88,033 were from individual customers, of which $26,995 and $Nil are included in accounts receivable respectively.

      License fees of $2,000,000 (December 31, 1997 - $1,140,910) were recognized as disclosed in note 3 and fees of $Nil (December 31, 1997 - $250,000) were recognized as disclosed in note 18(f).

21.  Reconciliation to United States Generally Accepted Accounting Principles

      As discussed in Significant Accounting Policies, these consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada.

      Differences in accounting principles as they pertain to these consolidated financial statements are as follows:

      Marketable Securities

      Under GAAP, the accounting for marketable securities depends on the classification of securities as held to maturity, trading or available for sale. The classification would be based on management's intent. Marketable securities included in long-term investments (Note 8) would be classified as being available for sale. Under U.S. GAAP, such securities would be recorded at fair value with any changes recorded in a separate component of shareholder's equity. Realized gains or losses would be recorded on the income statements. As at December 31, 1998, December 31, 1997 and June 30, 1997, the effect on the presentation of long-term investment for U.S. GAAP purposes would not be material.

      Stock Based Compensation

      Under Canadian generally accepted accounting principles, the Company is not required to report and has not reported any stock based compensation expense in the consolidated financial statements. Had compensation expense for the stock option plan been determined based on the fair market value based method, in accordance with FASB SFAS No. 123, the Company's net loss for the periods and net loss per common share would have been increased to the proforma amounts below:

                                                          Year Ended    Six Months Ended
                                                         December 31,      December 31,
                                                             1998             1997
     ------------------------------------------------------------------------------------
      Net earnings (loss) for the period as reported     $(3,550,209)      $    19,515
                   Pro forma                             $(6,254,717)      $(2,294,040)
      Net earnings (loss) per share as reported          $     (0.19)      $      .001
                   Pro forma                             $     (0.33)      $     (0.12)


-------------------------------------------------------------------------------
                                                                             21

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Notes to Consolidated Financial Statements (US Dollars)
-------------------------------------------------------------------------------

Year ended December 31, 1998
-------------------------------------------------------------------------------


21.  Reconciliation to United States Generally Accepted Accounting Principles

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998 and 1997 respectively: dividend yield of 0% for both years; expected volatility of 98% and 103% risk free interest rates of 4.89% to 5.65% and expected lives of five years.

22.  Uncertainties - Year 2000 Computer Issue

     The effects of the Year 2000 Issue on the company may be experienced before, on, or after January 1, 2000, and, if not satisfactorily addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the conduct of normal business operations. The Company's services do not utilize equipment or systems that depend on computer software. The Company's accounting systems are personal computer based and presently utilize off the shelf accounting software. The Company plans to purchase software upgrades from software vendors, and these purchases are not expected to have a material impact on the Company's results of operations. It is not possible, at the present time, to be certain that all aspects of the Year 2000 Issue affecting the company including those related to the efforts of customers, suppliers, or third parties, will be satisfactorily resolved.



-------------------------------------------------------------------------------
                                                                             22

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Schedule of Administrative and General Expenses (US Dollars)
-------------------------------------------------------------------------------

                                          Year Ended                          Six Months Ended             Six Months    Six Months
                                         December 31,                           December 31,                 Ended          Ended
                                             1998                                   1997                  December 31,     June 30,
                                                                                                              1996           1997
                                                                                                          (Unaudited)   (Unaudited)

                                US         Canada       Total        U.S.       Canada        Total           Total        Total
--------------------------- ------------ ----------- ------------ ----------- ----------- -------------- -------------- -----------
Automobile                    $ 33,242      $    -     $ 33,242    $ 15,058      $    -      $  15,058      $   9,642     $  11,699
Bad debts                       82,364      31,446      113,810       1,923           -          1,923              -        41,690
Bank charges and interest       34,212     (1,346)       32,866      14,961       1,075         16,036         12,436        20,965
Consulting and

    management  fees           812,570           -      812,570     288,798         -          288,798         20,172        13,532
Foreign exchange loss           23,208           -       23,208      22,121       2,012         24,133          4,668         6,006
Insurance                       70,030           -       70,030      51,189           -         51,189         15,537        10,177
Legal, accounting and audit    599,497      52,719      652,216      42,337      36,455         78,792         15,820       211,436
Office, printing and related   243,776      11,372      255,148      65,757      11,634         77,391         19,040         5,658
Rent                           121,273       6,965      128,238      63,339       3,651         66,990         67,327        62,310
Salaries and wages           1,112,154     100,810    1,212,964     445,073      59,009        504,082        134,123       168,823
Telephone                       86,950      11,517       98,467      41,199       6,137         47,336         13,316        13,839
Transfer and filing fees        -              394          394         -        11,147         11,147          1,676        17,890
Travel                          82,306       6,472       88,778      41,229       2,698         43,927          3,997         8,348
--------------------------- ------------ ----------- ------------ ----------- ----------- -------------- -------------- -----------
                            $3,301,582   $ 220,349   $3,521,931   $1,092,984   $133,818    $ 1,226,802     $  317,754     $ 580,360
 --------------------------- ------------ ----------- ------------ ----------- ----------- -------------- -------------- -----------



------------------------------------------------------------------------------
                                                                            23

-------------------------------------------------------------------------------
Solucorp Industries Ltd.

Schedule of Research and Development Expenses (US Dollars)
-------------------------------------------------------------------------------

                                                                          Six Months Ended    Six Months Ended      Six Months
                                                        Year Ended          December 31,     December 31, 1996        Ended
                                                       December 31,             1997            (Unaudited)          June 30,
                                                           1998                                                        1997
                                                                                                                   (Unaudited)

                                                           Total                Total             Total              Total
------------------------------------------------- --------------------- ------------------- ------------------ ------------------
Automobile                                                      $   -               $   -           $  3,214         $    4,476
Chemical and related freight                                        -                   -                  -            216,959
Consulting and management fees                                      -                   -            114,308             74,451
Insurance                                                           -                   -             23,306             15,266
Lab analyses                                                        -                   -                  -             43,695
Legal, accounting and audit                                         -                   -             23,729             57,438
Materials and supplies                                              -                   -                  -             19,037
Machine rentals                                                     -                   -                  -             20,827
Mobilization/demobilization costs                                   -                   -                  -             21,098
Office, printing and related                                        -                   -             76,161             19,246
Rent                                                                -                   -             22,442             20,579
Salaries and wages                                                  -                   -            402,370            501,336
Subcontracting costs                                                -                   -                  -            113,792
Telephone                                                           -                   -             39,947             38,928
Travel                                                              -                   -             15,988             80,317
------------------------------------ ------------ --------------------- ------------------- ------------------ ------------------

                                                                $   -               $   -          $ 721,465        $ 1,247,445
------------------------------------ ------------ --------------------- ------------------- ------------------ ------------------



------------------------------------------------------------------------------
                                                                            24