Form 10-Q
period 1999-03-31
SOLUCORP INDUSTRIES LTD
filed 1999-05-20
CIK 1051720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999                 Commission File Number 1-13737

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X ] No [ ]

As of May 17, 1999, there were 22,218,481 shares of the registrants common stock, no par value, issued and outstanding.

The aggregate market value of voting stock held by non-affiliates of the
Registrant: $18,747,411.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             SOLUCORP INDUSTRIES LTD
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                                (IN U.S. DOLLARS)

                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  1999             1998
                                                              ------------      ------------
Revenues
         Environmental clean-up and waste disposal            $  1,135,335      $    505,151
         Training Institute                                          2,800             7,716
                                                              ------------      ------------
                                                                 1,138,135           512,867
                                                              ------------      ------------
Cost of Sales and Revenue
         Environmental clean-up and waste disposal                 534,231           445,122
         Training Institute                                            250             2,964
         Inventory storage costs                                    29,643            96,815
                                                              ------------      ------------
                                                                   564,124           544,901
                                                              ------------      ------------
Gross Margin                                                       574,011           (32,034)
Investment and Other Income                                         34,271            63,546
License fees                                                       500,000           545,454
                                                              ------------      ------------
                                                                 1,108,282           576,966
                                                              ------------      ------------
Expenses
         Administrative and general                                940,889           652,904
         Corporate development and marketing                             3           114,026
         Depreciation and amortization                              74,867            69,516
                                                              ------------      ------------
                                                                 1,015,759           836,446
                                                              ------------      ------------
Earnings (loss) from operations                                     92,523          (259,480)
                                                              ------------      ------------
Earnings (loss) for the period                                      92,523          (259,480)
Deficit, beginning of period                                   (16,797,947)      (13,247,738)
                                                              ------------      ------------
                                                              ($16,705,451)     ($13,507,218)
                                                              ============      ============
Earnings (loss) per share                                           $0.003            ($0.01)
                                                              ============      ============

The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD.
                           CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)

                                                               March 31,        December 31,
                                                                 1999               1998
                                                              (Unaudited)
                                                              ------------      ------------
ASSETS
Current
         Cash                                                 $          -      $          -
         Accounts receivable (Note 2)                            1,237,049         2,399,401
         License fees (Note 3)                                           -            90,910
         Due from related parties (Note 4)                       1,721,193         1,690,482
         Other receivables                                          47,966            66,635
         Inventories (Note 5)                                    2,083,560         1,538,560
         Prepaid expenses (Note 6)                               2,710,827           247,238
                                                              ------------      ------------
                                                                 7,800,595         6,033,226
Long-term investment (Note 7)                                      263,824           265,421
Capital assets (Note 8)                                            249,369           311,124
                                                              ------------      ------------
TOTAL ASSETS                                                  $  8,313,788      $  6,609,771
                                                              ============      ============
LIABILITIES
Current
         Bank indebtedness                                    $     57,421      $     58,359
         Accounts payable and accrued liabilities                2,877,654         1,708,195
         Customer deposits                                          77,854            77,854
         Loans payable (Note 9)                                    790,319           347,319
                                                              ------------      ------------
                                                                 3,803,248         2,191,727
                                                              ------------      ------------
SHAREHOLDERS' EQUITY
Subscriptions received                                                   -         1,161,901
Share capital (Note 10)                                         21,215,991        20,054,090
Deficit                                                        (16,705,451)      (16,797,947)
                                                              ------------      ------------
                                                                 4,510,540         4,418,044
                                                              ------------      ------------
TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY                                             8,313,788         6,609,771
                                                              ============      ============
Subsequent events (Note 12)
Contingencies (Note 14)
Commitments (Note 16)

The accompanying notes are an integral part of this statement.

                             SOLUCORP INDUSTRIES LTD
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                                (IN U.S. DOLLARS)

                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  1999             1998
                                                              ------------      ------------
CASH PROVIDED BY (USED IN)
     Operating activities
         Net profit (loss) for the period                     $     92,523      $   (259,480)
         Items not involving cash:
         Depreciation and amortization                        $     74,867            69,516
                                                              ------------      ------------
         Funds provided (used) from operations                     167,390          (189,964)
         Non-cash working capital changes                         (567,226)         (485,002)
                                                              ------------      ------------
             Cash provided by (used in) operating activities      (399,836)         (674,966)
                                                              ------------      ------------
     Financing activities
         Issue of common shares                                          -           475,525
         Due from related parties                                  (30,711)          293,616
         Loans receivable                                                -            25,000
         Loans payable                                             443,000               458
                                                              ------------      ------------
              Cash provided by (used in) financing activities      412,289           794,599
                                                              ------------      ------------
     Investment activities
         (Increase) decrease in capital assets                     (13,112)           (6,360)
         (Increase) decrease in long-term investments                1,597            (5,094)
                                                              ------------      ------------
     Increase (decrease) in cash position                              938           108,179
     Cash position, beginning of period                            (58,359)           26,646
                                                              ------------      ------------
     Cash position, end of period                                  (57,421)          134,825
                                                              ============      ============

The accompanying notes are an integral part of this statement.

Solucorp Industries, Ltd.
Notes to Financial Statements
Three Month Periods Ended March 31, 1999 and 1998

1.       Significant Accounting Policies

         BASIS OF PRESENTATION

             The consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Report for the twelve months period ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the full year ending December 31, 1999.

         FORWARD LOOKING STATEMENTS

             Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

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

(b)      Basis of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. At December 31, 1998, the Company's subsidiaries and its percentage equity interest in each are as follows:

                        BSM Industries (Canada) Inc.            100%
                        World Travel Plaza Inc.                 100%
                        World Tec Equities, Inc.                100%
                        EPS Environmental, Inc.                 100%
                        Environmental Training Institute, Inc.
                          (incorporated in the US)              100%

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

(i)      Reporting Currency and Translation of Foreign Currency

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

(j)      Share Issue Costs

         Share issue costs are charged directly to the deficit.

(k)      Revenue Recognition

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

(l)      Research and Development

         Research and development expenditures less related government grants are charged to operations.

(m)      Earnings (Loss) Per Share

         The earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the year.

2.       Accounts Receivable

                                                   March 31,       December 31,
                                                     1999              1998
                                                 ------------      ------------
         Smart International Ltd.                           -      $  2,006,984
         Other                                      1,346,487           804,156
                                                 ------------      ------------
                                                 $  1,346,487      $  2,811,140

         Allowance for bad debts                 $   (109,438)     $   (411,739)
                                                 ------------      ------------
                                                 $  1,237,049      $  2,399,401
                                                 ============      ============

3.       License Fees

         By a letter of intent dated June 4, 1997, and an agreement dated September 15, 1997, the Company granted to Smart International Ltd. (Smart) the right to manufacture chemicals for the Company and the right to exclusively engage in remediation projects in China using the Company's technology. The agreement is for a ten-year term commencing June 1, 1997, with an option to renew for a further 10 years. As consideration, Smart has agreed to pay an annual license fee of $2,000,000 per year plus a royalty of $5 per ton for each ton of processed material in excess of 100,000 tons per contract year. The Company billed $500,000 towards the license fee for the period ended March 31, 1999. No royalties were payable. An agreement with Smart allows license payments to be offset against amounts due to Smart for current and future inventory purchases. Pursuant to this agreement, and with Smart's approval, the Company has offset both the amount recorded as an account receivable from Smart at December 31, 1998, and the license fee billed for the first quarter of 1999 against current and future inventory purchases. Accordingly, these amounts are reflected in either the total value of $2,083,560 for available inventory recorded for the period, or in the pre-paid deposit on current and future inventory purchases. In addition, the Company issued common share valued at $481,193 to Smart as a further pre-paid deposit on 1999 production of inventory.

4.       Due From Related Parties

         Certain parties related to the Company are indebted to the Company. This indebtedness was incurred primarily as a result of the issuance by the Company of Common Stock upon the exercise of stock options, for which the Company has not been paid to date. This indebtedness was secured by marketable securities (market value at December 31, 1998 - approximately $50,000). During the quarter ended March 31, 1999, the Company received repayments of $14,980 from the proceeds of the sale of the marketable securities and $25,600 direct from the related parties. Additional options-related advances of $37,022 were made to the related parties and interest of $34,269 was charged for the current quarter. As at March 31, 1999, the value of the remaining security has remained at approximately $50,000. Management expects that the value of the security will recover and that the amounts due, including the current accrued interest, will be fully recovered.

5.       Inventories

                                                   March 31,       December 31,
                                                     1999              1998
                                                 ------------      ------------
         Raw chemicals                           $  2,078,496      $  1,515,550
         Blended chemicals                              3,035            16,056
         Goods for resale                               2,029             6,954
                                                 ------------      ------------
                                                 $  2,083,560      $  1,538,560
                                                 ============      ============

6.       Prepaid Expenses

                                                   March 31,       December 31,
                                                     1999              1998
                                                 ------------      ------------
         Consulting agreements (Note 6a)         $      5,041      $      5,041
         Rental expense                                36,360            36,360
         Deposit on inventory purchases (Note 6b)   2,665,489           201,900
         Other                                          3,937             3,937
                                                 ------------      ------------
                                                 $  2,710,827      $    247,238
                                                 ============      ============

         a)    Consulting Agreement

               During the period ended December 31, 1998, the Company issued 85,556 shares at a value of $2.70 per share for payment of the first year of a five-year consulting agreement expiring January 22, 2003.

         b)    Deposit On Inventory Purchases

               Pursuant to the agreement with Smart, the Company may offset license fee payments against amounts owed to Smart for inventory purchases. Due to the anticipated, and now realized, increased requirement for large volumes of chemical reagents for remediation projects in 1999, the Company has offset Smart's fees as either payments for, or deposits on current and future inventory. In addition, the Company issued common shares valued at $481,193 to submit a further pre-paid deposit on 1999 production of inventory.

7.       Long-term Investments

                                                                                        March 31,    December 31,
                                                                                          1999          1998
                                                                                        ---------    ------------
         (a)      Shares of Earthworks Industries Inc. owned  (see Note 9).             $       0     $       0

         (b)      Shares of Earthworks Industries Inc. accrued.                            46,598        46,598

         (c)      Convertible debenture from Travel Plaza Developments, Inc.
                  (Travel Plaza).  The Company elected on December 28, 1994, to convert the Cdn $50,000 debenture into 250,000 shares of Travel
                  Plaza.  Final regulatory approval for this conversion from the
                  Alberta Stock Exchange is still pending subject to their acceptance of a financing arrangement and the approval of minority
                  shareholders.  On August 21, 1996, pending the finalization of the required financing to complete the project, construction was temporarily suspended and the stock of Travel Plaza has been halted from trading.  Due to these uncertainties, the Company has
                  written this down to a nominal value.                                         1             1

         (d)      Convertible loan to Cortina Integrated Waste Management, Inc., a subsidiary of Earthworks Industries, Inc. (public company), due
                  September 5, 2000, with interest at 15% per annum.  The Company is entitled to convert all or a portion of the loan into shares of
                  Earthworks Industries, Inc. at any time.  During the term of this loan, the Company has the right to offset royalty payments due to
                  Earthworks Industries, Inc. against the loan balance.                   217,224       218,821

         (e)      A 25% interest in John Beech remediation Limited
                  (no market value).                                                            1             1

         (f)      70,000 shares of Global Technologies, Inc. (Note 9).                          0             0
                                                                                        ---------     ---------
                                                                                        $ 263,824     $ 265,421
                                                                                        =========     =========

8.       Capital Assets

                                                                                        March 31,    December 31,
                                                                                          1999          1998
                                                                                        ---------    ------------
         Computers                                                                      $  24,047     $  24,047
         Furniture and office equipment                                                   121,292       121,292
         Remediation equipment                                                            479,151       454,327
         Leasehold improvements                                                            15,927        15,927
         Incorporation costs                                                                  688           688
         Patent costs                                                                      70,583        70,583
                                                                                        ---------     ---------
                                                                                        $ 711,688     $ 686,864
         Less: Accumulated amortization                                                   462,340       375,740
                                                                                        ---------     ---------
                                                                                        $ 249,369     $ 311,124
                                                                                        =========     =========

9.      Loans Payable

                                                                                        March 31,    December 31,
                                                                                          1999          1998
                                                                                        ---------    ------------
                                                                                       (Unaudited)
         IDM Environmental Corp., 10.25%, payable in monthly installments of
         $22,008, including principal and interest, maturing on July 1, 1998, secured by the Company's treasury stock, 100,500 shares of Earthworks
         Industries, Inc. (Note 8a) and 70,000 shares of Global Technologies,
         Inc. (Note 8f) held as investments by the Company. The Company has not made any payments and IDM liquidated all of the collateral and
         applied the proceeds towards the loan.                                         $ 206,277     $ 206,277

         Global Technologies, Inc., due on demand ($100,000 Cdn).                          65,308        65,308

         London Venture Capital Corp.                                                     518,734        60,734

         Other                                                                                  0        15,000
                                                                                        ---------     ---------
                                                                                        $ 790,319     $ 374,319
                                                                                        =========     =========

10.      Share Capital

         a)       Authorized:
                  200,000,000 common shares of no par value

         b)       Issued:

                                                           3-Month Period Ended                3-Month Period Ended
                                                               March 31, 1999                      March 31, 1998
                                                                (Unaudited)                         (Unaudited)
                                                          Shares            Amount            Shares            Amount
                                                        -----------------------------       ----------------------------
                  Balance, beginning                    19,566,197        $20,119,815       18,652,497       $18,135,240
                                                        ----------        -----------       ----------       -----------
                  Issued pursuant to
                  Stock options                                                                195,500           419,525
                  Prepaid Inventory                        641,590            481,193
                  Private Placement                      1,902,698          1,427,024
                  Consulting agreement                     108,000             81,000
                                                        -----------------------------       ----------------------------
                                                        22,218,485        $ 1,989,216                        $   419,525

                  Allotted for cash                          1,443              2,525           32,000            56,000
                  Less unpaid shares
                        to be returned                     (39,000)           (68,250)
                                                        -----------------------------       ----------------------------
                  Balance, ending                       22,180,928        $22,043,306       18,879,997       $18,610,765
                                                        =============================       ============================

         c) During the three-month period ended March 31, 1999, no stock options were granted by the Company to employees, directors and other associated individuals. At March 31, 1999, stock options were outstanding as follows:


                  Shares                         Exercise Price                      Expiration Date
------------------------------------------------------------------------------------------------------
                  250,000                            $1.38                           December 21, 1999
                   47,500                            $1.75                               July 13, 2000
                   71,500                            $1.75                          September 12, 2000
                   47,000                            $1.75                             January 6, 2002
                1,638,329                            $1.75                                June 9, 2002
                  872,210                            $1.20                            November 4, 2002
                  431,000                            $1.20                           February 19, 2003
                1,985,000                            $1.20                             October 6, 2003


         d) During the three-month period ended March 31, 1999, no warrants were issued and outstanding warrants remained as follows:


                  Shares                         Exercise Price                      Expiration Date
------------------------------------------------------------------------------------------------------
                 155,443                             $1.75-$2.00                         June 25, 1999
                 750,000                             $2.75                          September 10, 2000
                  25,000                             $4.00                               April 4, 2001
                 300,000                             $7.50                                June 3, 2002
               1,902,698                             $0.75                           December 29, 2000

         e) At March 31, 1999, 1,675,000 common shares were held in escrow (December 31, 1998 - 1,675,000). Pursuant to an escrow agreement dated April 30, 1998, these shares were subject to release on or before June 22, 1998, in the event that the Company attained certain cash-flow targets. Since these cash-flow targets were not achieved, these escrowed shares are in the process of being canceled.

11.      Income Taxes

         At December 31, 1998, the Company had accumulated tax losses aggregating approximately $13,100,000, which may be carried forward and applied against taxable income in future years up to 2003. The Company does not record the income tax benefit of these losses.

12.      Subsequent Events

         On May 6, 1999, the Company announced that it had been awarded a contract valued at $900,000 to perform various environmental services associated with the purchase of a 15.49 acre "Brownfield" site in Cedar Knolls, NJ. This is the first remediation and profit sharing project associated with the Company's Brownfields Redevelopment Program. The contract provides for payment of a 20% Mobilization Fee of $180,000 immediately after the property purchase is closed, currently scheduled for June 14, 1999, and a twenty five percent (25%) limited liability interest in any and all profits derived from the sale or redevelopment of the property. On-site operations are expected to be completed in approximately eight weeks after mobilization.

13.      Segmented Information

                                                      US Services                         Consolidated Totals
                                                      & Products            Canada               Total
                                                      -----------         -----------     -------------------

         (a)  Three Months Ended March 31, 1999:
                (Unaudited)
              Revenue                                 $ 1,138,135         $         0         $ 1,138,135
              License Fees                                500,000                   0             500,000
              Cost of Sales                               564,124                   0             564,124
              Operating earnings (loss)                 1,074,011                   0           1,074,011
              Administrative and general                  915,798              25,091             940,889
              Corporate development and marketing               0                   3                   3
              Amortization                                 73,990                 877              74,867
              Segmented gain (loss)                   $    84,223         $   (25,971)        $    58,252
                                                      -----------         -----------         -----------
                      Unallocated:
              Investment and other income                  34,271                   0              34,271
                                                      -----------         -----------         -----------
              GAIN (LOSS) FOR THE PERIOD                  118,494             (25,971)        $    92,523
                                                      -----------         -----------         -----------
              IDENTIFIABLE ASSETS                     $ 7,786,574         $   527,214         $ 8,313,788
                                                      ===========         ===========         ===========

         (b)  Three Months Ended March 31, 1998:
                (Unaudited)
              Revenue                                 $   512,867         $         0         $   512,867
              License Fees                                545,454                   0             545,454
              Cost of Sales                               544,901                   0             544,901
              Operating earnings (loss)                  (513,420)                  0            (513,420)
              Administrative and general                  610,353              42,551             652,904
              Corporate development and marketing         100,665              13,361             114,026
              Amortization                                 63,156               6,360              69,516
              Segmented loss                          $  (260,754)        $   (62,272)        $  (323,026)
                                                      -----------         -----------         -----------
                      Unallocated:
              Investment and other income                  63,546                   0         $    63,546
                                                      -----------         -----------         -----------
              LOSS FOR THE PERIOD                                                             $  (259,480)
                                                      -----------         -----------         -----------
              IDENTIFIABLE ASSETS                     $ 6,799,095         $   798,521         $ 7,597,616
                                                      ===========         ===========         ===========

14.      Contingencies

         Legal Proceedings

         As previously disclosed, the Company is a party to a number of legal proceedings. Except as set forth below, no material developments have occurred in any of these proceedings since the filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         On May 19, 1999 the Company announced that it had settled its lawsuit which it commenced against Tristate Restoration Company and its principals in May 1998 in the U.S. District Court, District of New Jersey. The lawsuit has been settled for the amount of $180,000 payable by the Tristate Defendants on or before June 11, 1999 in exchange for a complete release of all claims among the parties, their subsidiaries, affiliates, employees, agents and assigns.

         On May 1, 1998, the Securities Exchange Commission (SEC) suspended trading in the Company's securities and initiated an investigation into various matters concerning the Company. The suspension was based upon questions that were raised concerning the accuracy and adequacy of the public information about various aspects of the Company's business. The Company has cooperated fullythe SEC investigation, making available to the SEC Staff all of the Company's documents, producing its personnel for sworn testimony, waiving its attorney-client privilege and directing its auditors and attorneys to cooperate fully with SEC Staff. The SEC has not yet concluded its investigation.

15.      Related Party Transactions

         During the three months ended March 31, 1999, the Company paid consulting fees and salaries of $112,118 (March 31, 1998 - $109,107) to directors, former directors and/or private companies controlled by directors and/or individuals related to directors.

16.      Commitments

         a) The Company has two leases for buildings it presently occupies in New Jersey and New York which require the following payments:

                  1999                               $ 144,000
                  2000                               $ 144,000
                  2001                               $ 144,000
                  2002 and subsequent                $  24,000

         b) The Company has entered into numerous non-exclusive finder's agreements with third parties to promote the Company's remediation process for soil and industrial wastes. The Company will pay between 1% and 7% commission on gross revenues generated by the third parties. These agreements expire within one and two years.

         c) The Company entered into a finder's agreement with a third party to raise capital for the Company through private placements. The Company will pay a 5% commission on private placements raised directly or indirectly by the third party. The agreement expires on September 27, 2000, with an option to renew for another five years.

         d) The Company has agreed to pay royalties to Earthworks Industries, Inc. (Earthworks), a Canadian public company, based on Cdn $1/tonne (metric ton) of soil remediated in Canada or the United States ($1/tonne will be U.S. dollars if soil is remediated in the USA). The Company will receive one share in Earthworks for each $1of royalty paid, to a maximum of 200,000 shares, in minimum blocks of 50,000. These shares are accrued as the soil is remediated. An additional $1 (Cdn or U.S.) will be paid for each tonne of soil remediated on contracts resulting from the efforts of Earthworks. The Company has the right to offset royalty payments against the convertible loan from Cortina Integrated Waste Management, Inc. (Note 7d).

17.      Economic Dependence

         During the three-month period ended March 31, 1999, revenues of $1,135,335 were earned from nine customers, of which $628,675 is included in accounts receivable.

         License fees of $500,000 (March 31, 1998 - $545,454) were recognized as disclosed in Note 3.

18.      Reconciliation to United States Generally Accepted Accounting
         Principles

         As discussed in Significant Accounting Policies (Note 1), these consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada.

         Differences in accounting principles as they pertain to these consolidated financial statements are as follows:

         Marketable Securities

         Under GAAP, the accounting for marketable securities depends on the classification of securities as held to maturity, trading or available for sale. The classification would be based on management's intent. Marketable securities included in long-term investments (Note 7) would be classified as being available for sale. Under U.S. GAAP, such securities would be recorded at fair value, with any changes recorded in a separate component of shareholder's equity. Realized gains or losses would be recorded on the income statements. At March 31, 1999, the effect on the presentation of long-term investment for U.S. GAAP purposes would not be material.

19.      Uncertainties - Year 2000 Computer Issue

         The effect of the Year 2000 Issue on the Company may be experienced before, on, or after January 1, 2000, and, if not satisfactorily addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the conduct of normal business operations. The Company's services do not utilize equipment or systems that depend on computer software. The Company's accounting systems are personal computer based and presently utilize off-the-shelf accounting software. The Company plans to purchase software upgrades from software vendors, and these purchases are not expected to have a material impact on the Company's results of operations. It is not possible, at the present time, to be certain of all aspects of the Year 2000 Issue affecting the Company, including those related to he efforts of customers, suppliers, or third parties, will be satisfactorily resolved.

SOLUCORP INDUSTRIES LTD.

Schedule of Administrative and General Expenses (U.S. Dollars)
Three-month Periods Ended March 31, 1999 & 1998

                                                     March 31,                         March 31,
                                                       1999                              1998
                                    -------------------------------------------        ---------
                                       U.S.           Canada            Total            Total
                                    ---------        ---------        ---------        ---------
Advertising and promotion           $   7,830                -            7,830        $       -
Automobile                             14,122                -           14,122           11,009
Bad debts                                   -                -                -                -
Bank charges and interest              25,890              108           25,998            3,873
Consulting and management fees        112,118                -          112,118          109,107
Foreign exchange (gain) loss           19,678                -           19,678           77,419
Insurance                              52,797                -           52,797           15,864
Investor and public relations           3,041                -            3,041                -
Legal, accounting and audit           112,235                -          112,235           83,170
Office, printing and related          101,965              838          101,965           42,627
Rent                                    4,562            1,700            6,262           28,453
Salaries and wages                    392,563           20,600          413,163          243,971
Telephone                              60,393            1,845           62,238           20,954
Transfer and filing fees                    -                -                -              403
Travel                                  8,604                -            8,604           16,054
                                    ---------        ---------        ---------        ---------
                                    $ 915,798        $  25,091        $ 940,889        $ 652,904
                                    =========        =========        =========        =========

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Conditions

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

         Three Months Ended March 31, 1999, Compared to the Three Months Ended March 31, 1998.

         Aggregate revenue (environmental clean-ups and waste disposal projects and Training Institute fees) increased to $1,138,135 from $512,867; an increase of $625,268, or 121.9%, for the three-month period ended March 31, 1999. This resulted primarily from increased remediation activity as projects that were initially obtained during 1998 reached their on-site start-up phases. The Company views this as the establishment of a positive trend, which is currently being reflected in a continuation of revenue growth in the second quarter of 1999. There can be no assurance that this trend will be maintained.

         Cost of sales increased to $564,124, representing an increase of only $19,223, or 3.5%, over the comparable 1998 period's $544,901, when revenues were significantly lower. Attaining this relatively minor increase was primarily attributable to the Company's increased efficiency derived from greater economies of scale now that larger projects are running simultaneously. As the period entailed costs associated with project start-ups, for which invoicing will not be completed until the second quarter of 1999, and the high inventory purchase costs incurred in preparation for these projects, the Company views this result as another positive indicator of progress.

          The Company reported a Gross Margin profit of $574,011 for the current period, which was a significant increase versus the loss of $32,034 recorded in the three-month period ended March 31, 1998. While the Company is pleased with this profit and the increased revenues in 1999, it notes that the currently non-billable project work and abnormally high inventory purchase costs, noted above, have both restricted profitability. In addition, the Company believes that project costs do not yet reflect the full economy of scale potential for operations at this stage in its development.

         Investment and other income decreased to $34,271 from $63,546 in the comparable period in 1998, a decrease of $29,275. This decrease resulted primarily from an equivalent change to the income received from interest on related party loans. In addition, the Company's advances to Tristate Restoration Company, Inc. for a joint venture project are reflected in the 1998 period, and the Company's lawsuit pertaining to this and other matters at issue with Tristate was not resolved until subsequent to March 31, 1999 (see Notes 7a and 14).

         Selling, general and administrative expenses (SG&A) increased $179,313, or 21.4%, to $1,015,759 in the three-month period ended March 31, 1999, versus the 1998 comparable period's $836,446. Significant contributions to the 1999 expenses were made by legal costs incurred by the Company in relation to the Legal Proceedings detailed in Note 14.

         For the three-month period ended March 31, 1999, the Company is pleased to report a profit from operations of $92,523, versus a loss of $259,480 in the comparable period of 1998. This represents a significant improvement of $352,003 and is viewed as a further indicator of the Company's achievements in overcoming the large abnormal expenses experienced in the 1999 period, which are discussed above. The Company views these expenses as an aberration which obscures a true perspective on the growth and progress achieved in the first quarter of 1999.

Liquidity and Capital Resources

         At March 31, 1999, the Company had a working capital of $3,997,347, an increase of $155,848, or 4.1% from the $3,841,499 reflected at December 31, 1998. Within the current liabilities, significant increases occurred in accounts payable, accrued expenses and loans payable as a result of preparing for projects which commenced during the first quarter of 1999.

         The Company has successfully financed its operations through revenues received from MBS sales, projects and related revenues. Extraordinary expenses associated with the Legal Proceedings detailed in Note 16a are being financed through the sale of the Company's securities pursuant to its stock option plan, and to certain private investors. The Company expects to continue to provide for its cash and capital needs in this manner until operations are sufficient to meet these needs.

Cash Flows

         During the three-month period ended March 31, 1999, the Company decreased its cash deficit $938 versus the deficit recorded at the end of the comparable period in 1998. In the current period, cash was provided mainly from sales revenues, and from non-interest bearing demand loans. Cash-flow further reflects the out-flow of monies required to finance work currently in progress for which revenues and profits will not be fully realized until later in 1999, and which should favorably affect future cash-flow demands placed on the Company this year.

Other

         In anticipation of significantly increased remediation in 1999, the Company has been progressively increasing its inventory of the main chemical ingredient in MBS since mid-1998, as the chemical has a relatively long lead-time prior to availability. Although several major projects have commenced in 1999, this build-up of inventory is still the primary reason for the value of inventory increasing $545,000 to a total of $2,083,560 from the $1,538,560 recorded at December 31, 1998. The Company believes that demand for product for contracts already issued, in process and pending in 1999 will result in a need exceeding full utilization of the currently held inventory.

Year 2000 Issue

         The Company's services do not utilize equipment or systems that depend on computer software. The Company's accounting systems are personal computer based and presently utilize off-the-shelf accounting software. The Company plans to purchase software upgrades from software vendors, and these purchases are not expected to have a material impact on the Company's results of operations.

         Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 14 for details.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None

         (b)      None

         (c)      None

         (d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report:

                  Financial Data Schedule

         (b)      A report on Form 8-K was filed on March 17, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 20, 1999               SOLUCORP INDUSTRIES LTD.

                                    By: /s/ PETER MANTIA
                                    -------------------------------------------
                                    Peter Mantia - President