Form 10-Q
period 1999-06-30
SOLUCORP INDUSTRIES LTD
filed 1999-08-19
CIK 1051720

10-Q
                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999   Commission File Number:0-29664

                            SOLUCORP INDUSTRIES LTD.

             (Exact Name of registrant as Specified in its Charter)

                Yukon                                    N/A
    (State or other jurisdiction of      I.R.S. Employer Identification Number)
     incorporation or organization)

                 250 West Nyack Road, West Nyack, New York       10994
               (Address of Principal Executive Offices)       (Zip Code)

       Registrant's telephone number, including Area Code: (914) 623 2333

               Securities registered pursuant to Section 12 (b) of the Act:
                                 --------------

               Securities registered pursuant to Section 12 (b) of the Act:

                           Common Stock (no par value)
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

         As of June 30, 1999, there were 22,218,481 shares of the registrant's common stock, no par value, issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant: $21,597,905.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             SOLUCORP INDUSTRIES LTD
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                                (IN U.S. DOLLARS)




                                                     Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                                  -------------------------     --------------------------
                                                       1999          1998         1999               1998
                                                  -------------------------     --------------------------

Revenues
     Environmental clean-up and waste disposal     $1,277,260 $   481,412      $2,412,595          $986,563
     Training Institute                                 1,190         680           3,990             8,396
                                               --------------  ----------   -------------       -----------
                                                    1,278,450     482,092       2,416,585           994,959
                                               --------------  ----------   -------------       -----------
Cost of Sales and Revenue
         Environmental clean-up and waste disposal  1,862,553     410,588       2,396,784           855,710
         Training Institute                            65,220           0          65,470             2,964
         Inventory storage costs                            -      42,931          29,643           139,746
                                               --------------  ----------   -------------       -----------
                                                    1,927,773     453,519       2,491,897           998,420
                                               --------------  ----------   -------------       -----------
Gross Margin                                         (649,323)     28,573         (75,312)           (3,461)
Investment and Other Income (Expense)                 216,556    (483,140)        250,827          (419,594)
License fees                                          500,000     530,304       1,000,000         1,075,758
                                               --------------  ----------   -------------       -----------
                                                       67,233      75,737       1,175,515           652,703
                                               --------------  ----------   -------------       -----------
Expenses
Administrative and general                            556,627   1,116,168       1,497,516         1,769,072
Corporate development and marketing                     1,386     142,421           1,389           256,447
Depreciation and amortization                          75,059      88,155         149,926           157,671
Research and development                                    -           -               -                 -
                                               --------------  ----------   -------------       -----------
                                                      633,072   1,346,744       1,648,831         2,183,190
                                               --------------  ----------   -------------       -----------
Earnings (loss) from operations                      (565,839) (1,271,007)       (473,316)       (1,530,487)
                                               --------------  ----------   -------------       -----------
Earnings (loss) for the period                       (565,839) (1,271,007)       (473,316)       (1,530,487)
Deficit, beginning of period                      (16,705,424)(13,507,218)    (16,797,947)      (13,247,738)
                                               --------------  ----------   -------------       -----------
                                                 ($17,271,263)($14,778,225)   (17,271,263)      (14,778,225)
                                                   =========    =========      =========          =========
Earnings (loss) per share                              $(0.03)      ($0.01)        ($0.02)           ($0.08)
                                                   =========    =========      =========          =========



The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD.
                           CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)




                                                               June 30,                 December 31,
                                                               1999                         1998
                                                              (Unaudited)
                                                            ---------------           -----------------
ASSETS
Current
         Cash                                                 $          -              $           -
         Accounts receivable (Note 2)                            1,365,939                  2,399,401
         License fees (Note 3)                                           -                     90,910
         Due from related parties (Note 5)                       1,798,600                  1,690,482
         Other receivables                                          64,345                     66,635
         Inventories (Note 6)                                    3,590,544                  1,538,560
         Prepaid expenses (Note 7)                               1,247,275                    247,238
                                                              ---------------           -----------------
                                                                 8,066,703                  6,033,226
Long-term investment (Note 8)                                      342,343                    265,421
Capital assets (Note 9)                                            230,274                    311,124
                                                              ---------------           -----------------
TOTAL ASSETS                                                   $ 8,639,320                $ 6,609,771
                                                                 =========                 ==========
LIABILITIES
Current
         Bank indebtedness                                   $     328,701              $      58,359
         Accounts payable and accrued liabilities                3,291,262                  1,708,195
         Customer deposits                                          77,854                     77,854
         Loans payable (Note 10)                                   996,775                    347,319
                                                              ---------------           -----------------
                                                                 4,694,592                  2,191,727
                                                              ---------------           -----------------
SHAREHOLDERS' EQUITY
Subscriptions received                                                   -                  1,161,901
Share capital (Note 11)                                         21,215,991                 20,054,090
Deficit                                                        (17,271,263)               (16,797,947)
                                                              ---------------           -----------------
                                                                 3,944,728                  4,418,044
                                                              ---------------           -----------------
TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY                                             8,639,320                  6,609,771
                                                                 =========                 ==========
Subsequent events (Note 13)
Contingencies (Note 15)
Commitments (Note 17)


The accompanying notes are an integral part of this statement.

                             SOLUCORP INDUSTRIES LTD
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                                (IN U.S. DOLLARS)




                                                                    Six Months Ended
                                                                        June 30,
                                                              -----------------------------------
                                                                     1999          1998
                                                              -----------------------------------
CASH PROVIDED BY (USED IN)
     Operating activities
         Net profit (loss) for the period                      $   (473,316)     $ (1,530,487)
         Items not involving cash:
         Depreciation and amortization                         $    149,926           157,671
                                                              ---------------   --------------
         Funds provided (used) from operations                     (323,390)       (1,372,816)
         Non-cash working capital changes                          (492,218)          202,122
                                                              ---------------   --------------
             Cash provided by (used in) operating activities       (815,608)       (1,170,694)
                                                              ---------------   --------------
     Financing activities
         Issue of common shares                                           -         1,135,350
         Due from related parties                                  (108,118)          555,158
         Loans receivable                                                 -            10,021
         Loans payable                                              649,456            (1,845)
                                                              ---------------   --------------
              Cash provided by (used in) financing activities       541,338         1,698,684
                                                              ---------------   --------------
     Investment activities
         (Increase) decrease in capital assets                       80,850           (13,027)
         (Increase) decrease in deferred charges                          -          (500,000)
         (Increase) decrease in long-term investments               (76,922)           (8,854)
                                                              ---------------   --------------
     Increase (decrease) in cash position                          (270,342)            6,109
     Cash position, beginning of period                             (58,359)           26,646
                                                              ---------------   --------------
     Cash position, end of period                               $  (328,701)     $     32,755
                                                                  ==========        =========


The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

1.       Significant Accounting Policies

         BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included (see also note 3). These unaudited statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Report for the twelve months period ended December 31, 1998. The results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the full year ending December 31, 1999.

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

(b)      Basis of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. At December 31, 1998, the Company's subsidiaries and its percentage equity in each are as follows:

                  BSM Industries (Canada), Inc.               100%
                  World Travel Plaza, Inc.                    100%
                  World Tec Equities, Inc.                    100%
                  EPS Environmental, Inc.                     100%
                  Environmental Training Institute, Inc.      100%
                           (incorporated in the USA)

(c)      Cash and Cash Equivalents

         For purposes of balance sheet clarification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents.

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

(e)      Fair Value of Financial Instruments

         The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, loans and other receivables, accounts payable and accrued liabilities and loans payable approximate fair market value because of the immediate short-term maturity of these financial accounts. The fair value of the long-term investments are not readily determinable due to uncertainties in their realization, however, where available, the quoted market prices have been disclosed.

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

(i)      Reporting Currency and Translation of Foreign Currency

         The Company has adopted the United States dollar as its reporting currency for its financial statements prepared after March 31, 1996. The U.S. dollar is the currency of the primary economic environment in which the Company conducts its business, and is considered appropriate functional currency for its operations. Accordingly, the financial statements of the Company have been translated using the temporal method with translation gains and losses included in the earnings. Under this method, the operations of the Company have been converted into U.S. dollars at the following rates of exchange:

         (i) Monetary assets and liabilities - at the rate of exchange prevailing at the balance sheet date.

         (ii) All other assets and liabilities - at the exchange rate prevailing at the time of the transactions

         (iii) Revenue and expenses - at the average exchange rates prevailing during the period

(j)      Share Issue Costs

         Share issue costs are charged directly to the deficit.

(k)      Revenue Recognition

         Revenue from on-site remediation projects is recognized using the percentage of completion method of accounting. Under this method, contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date, to the most recent estimate of total costs which will have to be incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As at December 31, 1998, there were no on-site projects in progress.

         Revenue from in-line remediation projects is recognized using the completed contract method. Under this method, revenue is recognized when work is completed and invoiced.

         Revenue from license fees, option payments and royalties are recognized as they accrue in accordance with the terms of the relevant agreements.

(l)      Research and Development

         Research and development expenditures, less related government grants, are charged to operations.

(m)      Earnings (Loss) Per Share

         The earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

2.       Accounts Receivable
                                               June 30,         December 31,
                                                  1999             1998
                                           --------------      --------------
         Smart International Ltd.                 -             $ 2,006,984
         Other                              $1,478,013          $   804,156
                                           --------------      --------------
                                            $1,478,013          $ 2,811,140

         Allowance for bad debts            $( 112,074)         $(  411,739)
                                           --------------      --------------
                                            $1,365,939          $ 2,399,401
                                             ========             ========

3.       License Fees

         By a letter of intent dated June 4, 1997, and an agreement dated September 15, 1997, the Company granted to Smart International Ltd. (Smart) the right to manufacture chemicals for the Company and the right to exclusively engage in remediation projects in China using the Company's technology. The agreement is for a ten-year term commencing June 1, 1997, with an option to renew for a further 10 years. As consideration, Smart has agreed to pay an annual license fee of $2,000,000 per year plus a royalty of $5 per ton for each ton of processed material in excess of 100,000 tons per contract year. The Company billed $1,000,000 towards the license fee for the period ended June 30, 1999. Pursuant to the agreement with Smart which allows payments to be offset against amounts owed to Smart for inventory purchases, this amount is included in the deposit on inventory purchases, and reflected in the total value of $1,583,560 for available inventory recorded for the period. No royalties were payable.

         The Company believes that it has been using the proper accounting method, as accepted by its independent auditor, to report its relationship with Smart (See also notes 2 and 7b). The staff of the Securities and Exchange Commission (the "Staff") has expressed concern about the propriety of the accounting method used by the Company. The Company disagrees with the Staff's position. If the Company were to disregard its relationship with Smart (including the $1,000,000 Smart licensing fee), for the six month period ended June 30, 1999, its statement of operations would show a net loss of $1,473,316. In addition, on June 30, 1999, the Company's balance sheet would have shown an inventory value of $2,590,544 and stockholders' equity in the amount of $2,944,728.

4.       Loans Receivable

         Nil

5.       Due From Related Parties

         Advances, primarily to directors and employees related to directors in the amount of $1,798,600 (December 31, 1998 - $1,690,482), bear interest at 8.5% and have no specific term of repayment. These advances were secured by marketable securities (market value at December 31, 1998 - approximately $50,000). During the quarter ended June 30, 1999, the Company received repayments of $14,980 from the proceeds of the sale of the marketable securities and $25,600 direct from the related parties. Additional advances of $40,851 were made to the related parties and interest of $36,556 was charged for the current quarter. As at June 30, 1999, the value of the remaining security has remained at approximately $50,000. Management expects that the value of the security will recover and that the amounts due, including the current accrued interest, will be fully recovered.

6.       Inventories
                                                 June 30,        December 31,
                                                    1999                1998
                                             --------------     --------------
         Raw chemicals                        $3,585,480          $1,515,550
         Blended chemicals                         3,035              16,056
         Goods for resale                          2,029               6,954
                                             --------------      --------------
                                              $3,590,544          $1,538,560
                                                ========            ========

7.       Prepaid Expenses
                                                   June 30,         December 31,
                                                      1999              1998
                                               --------------     --------------
         Consulting agreements (Note 7a)          $      0         $    5,041
         Rental expense                              8,961             36,360
         Deposit on inventory purchases (Note 7b)1,000,000            201,900
         Other                                     238,314              3,937
                                               --------------     --------------
                                               $ 1,247,275        $   247,238
                                                 ========            ========

         Deposit On Inventory Purchases

         Pursuant to the agreement with Smart, the Company may offset license fee payments against amounts owed to Smart for inventory purchases. Due to the anticipated, and now realized, increased requirement for large volumes of chemical reagents for remediation projects in 1999, the Company has offset Smart's fees as deposits on current and future inventory.

8.    Long-term Investments


                                                                               June 30,        December 31,
                                                                                  1999             1998


      (a) Shares of Earthworks Industries Inc. accrued (see Note 10).           46,598              46,598

      (b) Convertible  debenture from Travel Plaza Developments,  Inc.
          (Travel Plaza). The Company elected on December 28, 1994, to convert the Cdn $50,000 debenture into 250,000 shares of Travel Plaza. Final regulatory approval for this conversion from the Alberta Stock Exchange is still pending subject to their acceptance of a financing arrangement and the approval of minority shareholders. On August 21, 1996, pending the finalization of the required financing to complete the project, construction was temporarily suspended and the stock of Travel Plaza has been halted from trading. Due to these uncertainties, the Company has written this down to a nominal value.

      (c) Convertible loan to Cortina Integrated Waste Management, Inc., a subsidiary of Earthworks Industries,  Inc. (public company), due  September 5, 2000,  with  interest at 15% per annum.  The
          Company is  entitled  to convert  all or a portion of the loan into shares of Earthworks Industries, Inc. at any time. During the term of this  loan,  the  Company  has the right to offset royalty  payments due to Earthworks  Industries,  Inc. against
          the loan balance.                                                    295,744             218,821

      (d) A 25% interest in John Beech remediation Limited
          (no market value).

      (e) 70,000 shares of Global Technologies, Inc. (Note 10).                      0                  0
                                                                           $   342,343         $  265,421
                                                                              ========          =========


9.       Capital Assets
                                                June 30,            December 31,
                                                   1999                1998
                                           --------------         --------------
         Computers                         $     24,047                 $24,047
         Furniture and office equipment         121,292                 121,292
         Remediation equipment                  448,703                 454,327
         Leasehold improvements                  15,927                  15,927
         Incorporation costs                        688                     688
         Patent costs                            70,583                  70,583
                                           --------------         --------------
                                           $    681,240              $  686,864
         Less: Accumulated amortization         450,966                 375,740
                                           --------------         --------------
                                            $   230,274              $  311,124
                                               ========               =========

10.      Loans Payable



                                                                June 30,     December 31,
                                                                   1999           1998
                                                           -------------   --------------
                                                             (Unaudited)

IDM  Environmental   Corp.,   10.25%,   payable  in  monthly
installments of $22,008,  including  principal and interest, maturing on July 1, 1998,  secured by the Company's treasury stock, 100,500 shares of Earthworks  Industries,  Inc. (Note
8a) and 70,000 shares of Global Technologies, Inc. (Note 8e)
held as investments by the Company. The Company has not made any payments and IDM  liquidated  all of the  collateral and
applied the proceeds towards the loan.                        $ 206,277        $ 206,277

Global Technologies, Inc., due on demand ($100,000 Cdn).         65,308           65,308

         London Venture Capital Corp.                           725,190           60,734

         Other                                                        0           15,000
                                                          --------------   --------------
                                                            $   996,775    $     374,319
                                                               =========        =========


11.      Share Capital

         a)       Authorized:
                  200,000,000 common shares of no par value

         b)       Issued:





                                       6-Month Period Ended        6-Month Period Ended
                                            June 30, 1999              June 30, 1998
                                             (Unaudited)                (Unaudited)
                                       Shares        Amount         Shares       Amount
                                       ------------------------------------------------
Balance, beginning                     19,528,640    $20,054,640    18,652,497   $18,135,240
--------------------------------------------------------------------------------------------
Issued pursuant to
Stock options                                                          271,000       568,850
Private placement                       2,689,841      1,161,901
Shares for debt settlement
Warrants                                                                36,557        63,975
Finders agreement
Conversion of debentures
Employment agreement
License agreement                                                      190,550       500,000
Consulting agreement
                                       --------------------------   -------------------------
                                                                       498,107   $ 1,132,825
Allotted for cash                                                        1,443         2,525
Allotted for debt settlement
Less unpaid shares to be returned
                                       --------------------------   -------------------------
Balance, ending                        22,218,481    $21,215,991    19,152,047   $19,270,590
                                       ==========================   =========================


c)       During the three-month  period ended June 30, 1999, no stock options
         were  granted  by  the  Company  to  employees,   directors  and  other
         associated individuals.
         At June 30, 1999, stock options were outstanding as follows:

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

     d) During the six-month period ended June 30, 1999, no warrants were issued and outstanding warrants remained as follows:

     Shares               Exercise Price                 Expiration Date
--------------------------------------------------------------------------------
            155,443          $1.75-$2.00                   June 25, 1999
            750,000                $2.75              September 10, 2000
             25,000                $4.00                   April 4, 2001
            300,000                $7.50                    June 3, 2002

      e) At June 30, 1999, 1,675,000 common shares were held in escrow (December 31, 1998 - 1,675,000). Pursuant to an escrow agreement dated April 30, 1998, these shares were subject to release on or before June 22, 1998, in the event that the Company attained certain cash-flow targets. Since these cash-flow targets were not achieved, these escrowed shares are in the process of being canceled.

12.      Income Taxes

         At December 31, 1998, the Company had accumulated tax losses aggregating approximately $13,100,000, which may be carried forward and applied against taxable income in future years up to 2003. The Company does not record the income tax benefit of these losses.

13.      Subsequent Events

         As previously reported, since May 1, 1998, the Staff of the Securities and Exchange Commission had been investigating the affairs of the Company. Recently, the Staff advised the Company that it intended to recommend to the Commission that it institute enforcement actions against the Company and various individuals associated with it seeking various forms of relief. The Company and the persons involved have made a submission to the SEC arguing that the relief sought is not necessary or appropriate but offering to consent to some but not all of the relief contemplated. The Staff has indicated that it will not recommend that the Commission accept the offer. The Commission has not yet considered the matter or decided whether to institute enforcement actions.

14.      Segmented Information



                                                  US Services              Consolidated Totals
                                                  & Products    Canada          Total
                                                  ------------ ----------   --------------------
         (a) Six Months Ended June 30, 1999:
                           (Unaudited)
              Revenue                             $2,416,585 $       0        $2,416,585
              License Fees                           500,000         0           500,000
              Cost of Sales                        2,491,897         0         2,491,897
              Operating earnings (loss)              424,688         0           424,688
              Administrative and general           1,443,158    54,358         1,497,516
              Corporate development and marketing      1,386         3             1,389
              Amortization                           147,519     2,407           149,926

              Segmented gain (loss)              $  (667,375)$( 56,768)       $ (724,143)
                                                  ----------  ---------        ---------
              Unallocated:
              Investment and other income            250,827         0           250,827
                 ------------------
              GAIN (LOSS) FOR THE PERIOD            (416,548)  (56,768)       $ (473,316)
               -----------------
              IDENTIFIABLE ASSETS                 $8,032,618 $ 606,702        $8,639,320
                                                   ========= ==========       ==========

         (a) Six Months Ended June 30, 1998:
                           (Unaudited)
             Revenue                              $  994,959 $       0        $  994,959
             License Fees                          1,075,758         0         1,075,758
              Cost of Sales                        1,020,358         0         1,020,358
              Operating earnings (loss)            1,050,359         0         1,050,359
              Administrative and general           1,677,370    91,702         1,769,072
              Corporate development and marketing    202,655    53,792           256,447
              Amortization                           151,311     6,360           157,671

              Segmented loss                      $ (980,977)$(151,854)      $(1,132,831)
                                                  ----------  --------         ----------
              Unallocated:
              Other income(expense)                 (521,039)        0      $   (521,039)
              Investment and other Income             66,445                      66,445
                   ------------------
              LOSS FOR THE PERIOD                                           $ (1,587,425)
                                                                                ---------
              IDENTIFIABLE ASSETS                 $7,108,528  $497,748      $  7,606,276
                                                   =========  ========         ==========


15.      Contingencies

a)       Legal Proceedings

         As previously disclosed, the Company is party to a number of legal proceedings. Except as set forth below, no material developments have occurred in any of these proceedings since the filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

          On May 19, 1999 the Company announced that it had settled its lawsuit which it commenced against Tristate Restoration Company and its principals in May 1998 in the U.S. District Court, District of New Jersey. The settlement was completed by the payment of $180,000 to the Company by the Tristate Defendants in June 1999 in exchange for a complete release of all claims among the parties, their subsidiaries, affiliates, employees, agents and assigns.

          In the lawsuit between the Company and KBF Pollution Management, Inc. ("KBF"), the Company filed a Third Party Complaint against KBF's principals, Lawrence Kreisler and Kevin Kreisler and against P&K
          Partnership Limited Liability Company ("P&K") and its principals, Herman Kong and Fred Wesson. The Third Party Complaint seeks substantial damages emanating from, among other things, the Third Party Defendants' conspiracy to circumvent the Licensing Agreement between the Company and KBF and related misrepresentations and falsehoods. The Court has denied a motion to dismiss on jurisdictional and other grounds made by P&K and Messrs. Kong and Wesson. Pre-trial discovery is about to proceed.

          As previously reported, since May 1, 1998, the Staff of the Securities and Exchange Commission had been investigating the affairs of the Company. Recently, the Staff advised the Company that it intended to recommend to the Commission that it institute enforcement actions against the Company and various individuals associated with it seeking various forms of relief. The Company and the persons involved have made a submission to the SEC arguing that the relief sought is not necessary or appropriate but offering to consent to some but not all of the relief contemplated. The Staff has indicated that it will not recommend that the Commission accept the offer. The Commission has not yet considered the matter or decided whether to institute enforcement actions.


16.      Related Party Transactions

         During the six months ended June 30, 1999, the Company paid consulting fees and salaries of $137,960 (June 30, 1998 - $414,811) to directors, former directors and/or private companies controlled by directors and/or individuals related to directors.

17.      Commitments

         a) The Company has a lease for a building it presently occupies in New York which requires the following payments:

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

         d) The Company has agreed to pay royalties to Earthworks Industries, Inc. (Earthworks), a Canadian public company, based on Cdn $1/tonne (metric ton) of soil remediated in Canada or the United States ($1/tonne will be U.S. dollars if soil is remediated in the USA). The Company will receive one share in Earthworks for each $1 of royalty paid, to a maximum of 200,000 shares, in minimum blocks of 50,000. These shares are accrued as the soil is remediated. An additional $1 (Cdn or U.S.) will be paid for each tonne of soil remediated on contracts resulting from the efforts of Earthworks. The Company has the right to offset royalty payments against the convertible loan from Cortina Integrated Waste Management, Inc. (Note 8c).

         e) In October 1995, the Company entered into an exclusive licensing agreement with a United Kingdom company for the utilization and marketing of the Company's remediation technology for soil and industrial wastes in the U.K. The agreement required an annual licensing fee and a royalty per ton of soil or waste remediated. This agreement will be superseded by a new agreement, dated August 1, 1997, when the U.K. company obtains an official listing on the Alternative Investment Market. The Company also granted an option for a twelve-month period to the U.K. company for a similar licensing agreement related to various European territories. Consideration received for granting the option was $200,000. On December 10, 1997, the U.K. company advised its intention to exercise the option and to proceed with agreements for France, Hungary, Poland and Portugal. Accordingly, the option payment received is included in licensing fees for the period ended December 31, 1997.

18.      Economic Dependence

         During the three-month period ended June 30, 1999, revenues of $1,278,450 were earned from four customers, of which $757,565 is included in accounts receivable.

         License fees of $1,000,000 (June 30, 1998 - $1,075,758) were recognized as disclosed in Note 3.

19.      Reconciliation to United States Generally Accepted Accounting
         Principles

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

20.      Uncertainties - Year 2000 Computer Issue

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

SOLUCORP INDUSTRIES LTD.
Schedule of Administrative and General Expenses (U.S. Dollars)
Six-month Periods Ended June 30, 1999 & 1998




                                                          June 30,                       June 30,
                                                            1999                           1998
                                            ------------------------------------
-------------
                                                U.S.         Canada      Total             Total
                                            ------------- ----------  ----------         ---------
Advertising and promotion                    $   11,112           -     11,112         $       -
Automobile                                       16,441           -     16,441            18,387
Bad debts                                             -           -          -            86,600
Bank charges and interest                        30,153         230     30,383            10,691
Consulting and management fees                  137,960           -    137,960           414,811
Equipment Leasing                                24,085           -     24,085                 -
Foreign exchange (gain) loss                     19,678           -     19,678            52,901
Insurance                                        71,855           -     71,855            20,261
Investor and public relations                     3,791           -      3,791                 -
Legal, accounting and audit                     254,309           -    254,309           336,270
Office, printing and related                    200,455       3,978    204,433           169,172
Rent                                              5,971       3,497      9,468            63,497
Salaries and wages                              580,544      43,108    623,652           507,526
Telephone                                        79,175       3,635     82,810            41,298
Transfer and filing fees                              -           -          -               401
Travel                                            7,629           -      7,629            47,257
                                            -------------  --------- ----------       -------------
                                             $1,443,158 $    54,358 $1,497,516        $1,769,072
                                               ========    ========  =========          ========



Item 2: Management's Discussion and Analysis of Results of Operations and Financial Conditions

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

         Six Months Ended June 30, 1999, Compared to the Six Months Ended June 30, 1998.

         Aggregate revenue (environmental clean-ups and waste disposal projects and Training Institute fees) increased to $2,416,585 from $994,959; a significant increase of $1,421,626, or 142.88%, for the six-month period ended June 30, 1999. This resulted primarily from increased remediation activity as projects that were initially obtained during 1998 reached their on-site start-up and operational phases. The Company is pleased with this positive trend. There can be no assurance that this trend will be maintained.

         Cost of sales increased to $2,491,897 representing an increase of $1,493,477, or 149.58%, over the comparable 1998 period's $998,420 when revenues were significantly lower. As the period entailed costs associated with large project start-ups and simultaneous running, for which invoicing will not be completed until the third quarter of 1999, and high inventory purchase costs incurred in preparation for these projects, the Company views this result as a positive indicator of progress.

          The Company reported a Gross Margin Loss of $75,312 for the current period, which was an increase versus the loss of $3,461 recorded in the six-month period ended June 30, 1998. While the Company is not pleased with this loss in the context of the increased revenues in 1999, it notes that the currently non-billable project work and high costs associated with inventory purchases and legal expenses have limited its profitability. In addition, the Company believes that project costs do not yet reflect the full economy of scale potential for operations at this stage of its development.

         Investment and other income increased to $250,827 from $(419,594) in the comparable period in 1998, a increase of $670,421. This increase resulted primarily from an equivalent change to the income received from interest on related party loans and a settlement payment from the Tristate Restoration Company, Inc. lawsuit which was resolved during the past quarter (see Notes 5 and 15a).

         Selling, general and administrative expenses (SG&A) decreased $534,359 or 24.4%, to $1,648,831 in the six-month period ended June 30, 1999, versus the 1998 comparable period's $2,183,190. While significant contributions to the 1999 expenses were made by legal costs incurred by the Company in relation to the Legal Proceedings detailed in Note 15a, the Company is pleased by the budgetary and economic restraint which the 1999 period reflects.

         For the six-month period ended June 30, 1999, the Company is reporting a loss from operations of $473,316, versus a loss of $1,530,487 in the comparable period of 1998. Although this loss is disappointing, the significant improvement of $1,057,171 or 69.1%, is viewed as a further indicator of the Company's achievements in overcoming the large abnormal expenses experienced in the 1999 period, which are discussed above. The Company views these expenses as an aberration which obscures a true perspective on the growth and progress achieved in the first half of 1999.

Liquidity and Capital Resources

         At June 30, 1999, the Company had a working capital of $3,372,111, a decrease of $469,388 or 12.2% from the $3,841,499 reflected at December 31, 1998. Within the current liabilities, significant increases occurred in accounts payable, accrued expenses and loans payable as a result of preparing for projects which commenced during the first half of 1999.

         The Company has financed its operations through revenues received from MBS sales, projects and related revenues. Extraordinary expenses associated with the Legal Proceedings detailed in Note 15a are being financed through the sale of the Company's securities pursuant to its stock option plan, and to certain private investors. The Company expects to continue to provide for its cash and capital needs in this manner until operations are sufficient to meet these needs.

Cash Flows

         During the six-month period ended June 30, 1999, the Company increased its cash overdraft position $270,342 versus an overdraft cash position of $58,359 in the comparable period in 1998. In the current period, cash was provided mainly from sales revenues, and from non-interest bearing demand loans. Cash-flow further reflects the out-flow of monies required to finance work currently in progress for which revenues and profits will not be fully realized until later in 1999.

Other

         In anticipation of significantly increased remediation in 1999, the Company has been progressively increasing its inventory of the main chemical ingredient in MBS since mid-1998, as the chemical has a relatively long lead-time prior to availability. Although several major projects have commenced in 1999, this build-up of inventory is still the primary reason for the value of inventory increasing $45,000 to a total of $1,583,560 from the $1,538,560 recorded at December 31, 1998. The Company believes that demand for product for contracts already issued, in process and pending in 1999 will result in a need exceeding full utilization of the currently held inventory.

Year 2000 Issue

         The effect of the Year 2000 Issue on the Company may be experienced before, on, or after January 1, 2000, and, if not satisfactorily addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the conduct of normal business operations. The Company's services do not utilize equipment or systems that depend on computer software. The Company's accounting systems are personal computer based and presently utilize off-the-shelf accounting software. The Company plans to purchase software upgrades from software vendors, and these purchases are not expected to have a material impact on the Company's results of operations. It is not possible, at the present time, to be certain of all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or third parties, will be satisfactorily resolved.

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

         See Note 15 for details.

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

Dated:   August 19, 1999               SOLUCORP INDUSTRIES LTD.

                                    By: /s/ PETER MANTIA


                                        Peter Mantia - President