Form 10QSB
period 1999-09-30
SOLUCORP INDUSTRIES LTD
filed 1999-11-18
CIK 1051720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999          Commission File Number: 0-29664

                            SOLUCORP INDUSTRIES LTD.

             (Exact Name of registrant as Specified in its Charter)

           YUKON                                         N/A
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification Number)

                 250 West Nyack Road, West Nyack, New York 10994
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including Area Code: (914) 623 2333

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

         As of September 30, 1999, there were 22,507,248 shares of the registrant's common stock, no par value, issued and outstanding.

BASIS OF PRESENTATION

         The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information without audit. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Report for the twelve months ended December 31, 1998. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the full year ending December 31, 1999.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             SOLUCORP INDUSTRIES LTD
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                                (IN U.S. DOLLARS)




                                                       Three Months Ended      Nine Months Ended
                                                           September 30,            September 30,
                                                       ------------------      -------------------
                                                       1999         1998        1999        1998
                                                       ------------------      -------------------

Revenues
     Environmental clean-up and waste disposal     $439,995     $381,433  $2,852,590  $1,367,996
     Training Institute                                   0        1,000       3,990       9,396
     Allowances                                    (671,286)(1)        0    (671,286)          0
                                              --------------  ----------  ----------  ----------
                                                   (231,291)     382,433   2,185,294   1,377,392
                                              --------------  ----------  ----------  ----------
Cost of Sales and Revenue
     Environmental clean-up and waste disposal      859,724      345,083   3,256,508   1,200,793
     Training Institute                                   0        6,039      65,470       9,003
     Inventory storage costs                              0      112,843      29,643     252,589
                                              --------------  ----------   ---------  ----------
                                                    859,724      463,965   3,351,621   1,462,385
                                              --------------  ----------   ---------  ----------
Gross Margin                                     (1,091,015)     (81,532) (1,166,327)    (84,993)
Investment and Other Income                          56,650       30,701     307,477     139,075
License fees                                        500,000      500,000   1,500,000   1,575,758
                                              --------------  ----------   ---------  ----------
                                                   (534,365)     449,169     641,150   1,629,840
                                              --------------  ----------   ---------  ----------
Expenses
     Administrative and general                     505,384      737,939   2,002,900   2,507,011
     Corporate development and marketing                  0       85,726       1,389     342,173
     Depreciation and amortization                   74,962       91,243     224,888     248,905
                                              --------------  ----------   ---------   ---------
                                                    580,346      914,899   2,229,177   3,098,089
                                              --------------  ----------   ---------   ---------
Earnings (loss) from operations                  (1,114,711)    (465,730) (1,588,027) (1,468,249)
Other Income (expense)                            1,007,233(2)  (527,979)  1,007,233  (1,055,947)
                                              --------------  ----------   ---------   ---------
Earnings (loss) for the period                     (107,478)    (993,709)   (580,794) (2,524,196)
Deficit, beginning of period                    (17,271,263) (14,778,225)(16,797,947)(13,247,738)
                                              --------------  ----------   ---------   ----------
Deficit, end of period                          (17,378,741) (15,771,934)(17,378,741)(15,771,934)
                                                  =========    =========   =========    =========
Earnings (loss) per share                           ($0.005)      ($0.05)     ($0.03)     ($0.13)
                                                  =========    =========   =========    =========


(1) Reflects adjustments on contract with Western Steel Limited made in this period
(2) Reflects adjustments and settlements of Accounts Payable in this amount made in this period

The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD.
                           CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)

                                                  September 30,    December 31,
                                                     1999             1998
                                                 --------------    -------------
                                                  (Unaudited)       (Audited)
ASSETS
Current
         Cash                                      $         0   $           0
         Accounts receivable (Note 2)                  349,915       2,399,401
         License fees (Note 3)                               -          90,910
         Due from related parties (Note 5)           1,302,171       1,690,482
         Other receivables                              75,700          66,635
         Inventories (Note 6)                        2,127,092       1,538,560
         Prepaid expenses (Note 7)                   3,210,827         247,238
                                                 -------------     ------------
                                                     7,065,705       6,033,226
Long-term investment (Note 8)                          342,343         265,421
Capital assets (Note 9)                                156,284         311,124
                                                 -------------     ------------
TOTAL ASSETS                                       $ 7,564,332     $ 6,609,771
                                                     =========      ==========
LIABILITIES
Current
         Bank indebtedness                        $    371,117     $    58,359
         Accounts payable and accrued liabilities    2,104,650       1,708,195
         Customer deposits                              77,854          77,854
         Loans payable (Note 10)                     1,028,527         347,319
                                                 -------------      -----------
                                                     3,582,148       2,191,727
                                                 -------------      -----------
SHAREHOLDERS' EQUITY
Subscriptions received                                       -       1,161,901
Share capital (Note 11)                             21,360,925      20,054,090
Deficit                                            (17,378,741)    (16,797,947)
                                                 -------------      -----------
                                                     3,982,184       4,418,044
                                                 -------------      -----------
TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY                                 7,564,332       6,609,771
                                                     =========       =========
Subsequent events (Note 13)
Contingencies (Note 15)
Commitments (Note 17)

The accompanying notes are an integral part of this statement.

                            SOLUCORP INDUSTRIES LTD.
         SCHEDULE OF ADMINISTRATIVE AND GENERAL EXPENSES (U.S. Dollars)
          THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 & 1998



                                                             Three Months Ended September 30,
                                                         ----------------------------------------
                                                             1999                          1998
                                            ---------------------------------------------  ------
                                                  U.S.         Canada            Total     Total
                                            -------------   --------------  -----------    ------
Advertising and promotion                    $  (1,111)             -         $ (1,111)        0
Automobile                                       2,111              -            2,111     5,393
Bad debts                                          200              -              200         0
Bank charges and interest                       72,012            230           72,242     1,443
Consulting and management fees                    (500)             -             (500)  126,291
Foreign exchange (gain) loss                         -              -                -     8,354
Insurance                                       (1,135)             -           (1,135)   19,826
Investor and public relations                        -              -                -         0
Legal, accounting and audit                    261,119              -          261,119   142,936
Office, printing and related                     7,902              -            7,902    58,596
Rent                                            64,435              -           64,435    34,430
Salaries and wages                              43,128         20,086           63,214   289,573
Telephone                                       12,345              -           12,345    34,980
Transfer and filing fees                             -              -                -        (7)
Travel                                          24,562              -           24,562    16,124
                                            -------------  ---------------  -----------   -------
                                             $ 485,068      $  20,316         $505,384 $ 737,939
                                              ========       =========       =========   ========



                                                          Nine Months Ended September 30,
                                            -----------------------------------------------------
                                                             1999                          1998
                                            ---------------------------------------------  ------
                                                  U.S.         Canada            Total     Total
                                            -------------   --------------  -----------    ------
Advertising and promotion                  $   10,001               -           10,001   $      0
Automobile                                     18,552               -           18,552     23,780
Bad debts                                         200               -              200     86,600
Bank charges and interest                     102,165             230          102,165          0
Consulting and management fees                137,460               -          137,460    541,102
Foreign exchange (gain) loss                        0               -                0     61,255
Insurance                                      70,720               -           70,720     20,261
Investor and public relations                   3,791               -            3,791     40,087
Legal, accounting and audit                   515,428               -          515,428    479,206
Office, printing and related                  208,357           3,978          212,335    227,768
Rent                                           114,30           3,497          117,805     97,927
Salaries and wages                            623,672          63,194          686,866    797,099
Telephone                                      91,521           3,635           95,156     76,278
Transfer and filing fees                            0               -                0        394
Travel                                         32,191               -           32,191     63,381
                                            -------------  ---------------  ----------   ---------
                                           $1,928,366        $ 74,534       $2,002,900 $2,507,011
                                             ========        =========       =========  ========


                             SOLUCORP INDUSTRIES LTD
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                                (IN U.S. DOLLARS)




                                                                    Nine Months Ended
                                                                         September 30,
                                                            -----------------------------------
                                                                       1999          1998
                                                            -----------------------------------
CASH PROVIDED BY (USED IN)
     Operating activities
         Net profit (loss) for the period                       $  (580,794)  $(2,524,196)
         Items not involving cash:
              Depreciation and amortization                         224,888       248,905
                                                            --------------- --------------
         Funds provided (used) from operations                     (355,906)   (2,275,291)
         Non-cash working capital changes                        (1,015,270)    ( 373,752)
                                                            --------------- --------------
             Cash provided by (used in) operating activities     (1,371,176)   (2,649,043)
                                                            --------------- --------------
     Financing activities
         Issue of common shares                                     144,934     1,987,100
         Due from related parties                                   388,311       330,137
         Loans receivable                                            (9,065)       50,000
         Loans payable                                              681,208       225,109
                                                            --------------- --------------
              Cash provided by (used in) financing activities     1,205,388     2,592,346
                                                            --------------- --------------
     Investment activities
         (Increase) decrease in capital assets                      (70,048)      (29,836)
         (Increase) decrease in long-term investments               (76,922)      (11,432)
                                                            --------------- --------------
         Cash provided by (used in) investment activities          (146,970)      (41,268)
                                                            --------------- --------------
     Increase (decrease) in cash position                          (312,758)      (97,965)
     Cash position, beginning of period                             (58,359)       26,646
                                                            --------------- --------------
     Cash position, end of period                                ($ 371,117)    ($ 71,319)
                                                                 ==========      =========



The accompanying notes are an integral part of this statement.

1.       Significant Accounting Policies

         (a)      Generally Accepted Accounting Principles

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. (See also Note 19.)

         (b)      Basis of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. At September 30, 1999, the Company's subsidiaries and its percentage equity in each are as follows:

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

         (i)      Reporting Currency and Translation of Foreign Currency

         The Company has adopted the United States dollar as its reporting currency for its financial statements prepared after March 31, 1996. The U.S. dollar is the currency of the primary economic environment in which the Company conducts its business and is considered appropriate functional currency for its operations. Accordingly, the financial statements of the Company have been translated using the temporal method with translation gains and losses included in the earnings. Under this method the operations of the Company have been converted into U.S. dollars at the following rates of exchange:

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

         (k)      Revenue Recognition

         Revenue from on-site remediation projects is recognized using the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date, to the most recent estimate of total costs which will have to be incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As at September 30, 1999, there were no on-site projects in progress.

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

         n)       Accounting for Stock-Based Compensation

         In  October  1995  the  FASB  issued  SFAS  No.  123   "Accounting  for
         Stock-Based Compensation". The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statement pro forma net income and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995. Currently, the Company's stock-based compensation plan is accounted for using Canadian generally accepted accounting principles similar to the intrinsic value method prescribed by APB No. 25. The Company is in the process of computing the effect of adopting SFAS No. 123 and has not yet made a decision on whether to adopt the U.S. accounting for the fiscal period ended September 30, 1999. Management believes the financial impact of adopting SFAS No.
         123 would be immaterial.

2.       Accounts Receivable                                      (Audited)
                                                 September 30,     December 31,
                                                     1999              1998
                                                --------------   --------------
         Smart International Ltd.                      -            $2,006,984
         Other                                     459,353             804,156
                                                --------------   --------------
                                               $   459,353          $2,811,140

         Allowance for bad debts               $(  109,438)        $(  411,739)
                                                --------------   --------------
                                               $   349,915          $2,399,401
                                                  ========           ========
3.       License Fees

         By a letter of intent dated June 4, 1997, and an agreement dated September 15, 1997, the Company granted to Smart International Ltd. (Smart) the right to manufacture chemicals for the Company and the right to exclusively engage in remediation projects in China using the Company's technology. The agreement is for a ten-year term commencing June 1, 1997, with an option to renew for a further 10 years. As consideration, Smart has agreed to pay an annual license fee of $2,000,000 per year plus a royalty of $5 per ton for each ton of processed material in excess of 100,000 tons per contract year. The Company billed $500,000 towards the license fee for the quarter ended September 30, 1999. Pursuant to the agreement with Smart which allows payments to be offset against amounts owed to Smart for inventory purchases, this amount is included in the deposit on inventory purchases, and reflected in the total value of $3,165,489 for available inventory recorded for the period. No royalties were payable.
         (See also Note 7)

4.       Loans Receivable

         Nil

5.       Due From Related Parties

         Advances, primarily to directors and employees, related to directors in the amount of $1,302,171 (December 31, 1998 - $1,690,482), bear interest at 8.5% and have no specific term of repayment. These advances were secured by marketable securities (market value December 31, 1998 - approximately $50,000). During the quarter ended September 30, 1999, the Company received repayments of $0 from the proceeds of the sale of the marketable securities and $515,524, which was offset against loans payable by the Company to a third party. Additional advances of $0 were made to the related parties and interest of $27,095 was charged for the current quarter. As at September 30, 1999, the value of the remaining security has remained at approximately $50,000. Management expects that the value of the security will recover and that the amounts due, including the current accrued interest, will be fully recovered.

6.       Inventories                                               (Audited)
                                                September 30,     December 31,
                                                    1999              1998
                                               --------------   --------------
         Raw chemicals                            $2,122,028       $1,515,550
         Blended chemicals                             3,035           16,056
         Goods for resale                              2,029            6,954
                                               --------------   --------------
                                                  $2,127,092       $1,538,560
                                                   ========          ========


7.       Prepaid Expenses                                          (Audited)
                                                September 30,     December 31,
                                                    1999              1998
                                               --------------   --------------
         Consulting agreements                      $  5,041         $  5,041
         Rental expense                               36,360           36,360
         Deposit on inventory purchases (Note 7a)  3,165,489          201,900
         Other                                         3,937            3,937
                                               --------------   --------------
                                                  $3,210,827      $   247,238
                                                   ========          ========

         a)       Deposit On Inventory Purchases

         Pursuant to the agreement with Smart, the Company may offset license fee payments against amounts owed to Smart for inventory purchases. Due to the anticipated, and now realized, increased requirement for large volumes of chemical reagents for remediation projects in 1999, the Company has offset Smart's fees as deposits on current and future inventory. (See also Management Discussion and Analysis section on Cash Flow.)

8.       Long-term Investments



                                                                                (Audited)
                                                                               September 30, December 31,
                                                                                   1999         1998
                                                                             -------------- --------------
         (a)      Shares of Earthworks Industries Inc. accrued (see Note 17d).    46,598         46,598

         (b)        Convertible  debenture from Travel Plaza Developments,  Inc.
                    (Travel Plaza). The Company elected on December 28, 1994, to convert the Cdn $50,000  debenture  into  250,000  shares of
                    Travel Plaza. Final regulatory  approval for this conversion from the Alberta Stock Exchange is still pending  subject to their acceptance of a financing arrangement and the approval of minority  shareholders.  On August 21, 1996,  pending the finalization  of the  required  financing  to  complete  the project,  construction  was  temporarily  suspended  and the stock of Travel Plaza has been halted from  trading.  Due to these uncertainties,  the Company has written this down to a
                    nominal value.                                                     1              1

         (c)        Convertible  loan to Cortina  Integrated  Waste  Management,
                    Inc., a subsidiary of Earthworks  Industries,  Inc.  (public company),  due  September 5, 2000,  with interest at 15% per annum.  The  Company is entitled to convert all or a portion of the loan into shares of  Earthworks  Industries,  Inc. at any time.  During the term of this loan, the Company has the
                    right  to  offset   royalty   payments  due  to   Earthworks
                    Industries, Inc. against the loan balance. 295,743 218,821

         (d)        A 25% interest in John Beech Remediation Limited
                    (no market value).                                                 1              1

         (e)      70,000 shares of Global Technologies, Inc. (Note 10).                0              0
                                                                                --------      ---------
                                                                             $   342,343      $ 265,421
                                                                                ========      =========

9.       Capital Assets


                                                                                                   (Audited)
                                                                                September 30,    December 31,
                                                                                     1999            1998
                                                                                --------------  -------------
         Computers                                                              $    24,047     $     24,047
         Furniture and office equipment                                             121,292          121,292
         Remediation equipment                                                      449,675          454,327
         Leasehold improvements                                                      15,927           15,927
         Incorporation costs                                                            688              688
         Patent costs                                                                70,583           70,583
                                                                                --------------  --------------
                                                                                 $  682,212     $    686,864
         Less: Accumulated amortization                                             525,928          375,740

                                                                                --------------  --------------
                                                                                $   156,284     $    311,124
                                                                                   ========        =========

10.      Loans Payable


                                                                                    September 30,    December 31,
                                                                                      1999               1998
                                                                                   --------------  --------------
                                                                                     (Unaudited)      (Audited)

         IDM Environmental  Corp.,  10.25%,  payable in monthly  installments of
         $22,008,  including  principal and interest,  maturing on July 1, 1998, secured by the Company's  treasury stock,  100,500 shares of Earthworks
         Industries,  Inc.  (Note 8a) and 70,000 shares of Global  Technologies,
         Inc. (Note 8e) held as investments by the Company.  The Company has not made any payments and IDM  liquidated all of the collateral and applied the proceeds towards the loan. IDM has subsequently  secured a judgment against the Company for the balance of the debt.
         (See also Note 13)                                                         $   206,277      $  206,277

         Global Technologies, Inc., due on demand ($100,000 Cdn).                        65,308          65,308

         London Venture Capital Corp.                                                   741,942          60,734

         Other                                                                           15,000          15,000
                                                                                   -------------- --------------
                                                                                     $1,028,527    $    347,319
                                                                                      =========        =========


11.      Share Capital

         a)       Authorized:
                  200,000,000 common shares of no par value

         b)       Issued:




                                                 Nine Months Ended              Nine Months Ended
                                                 September 30, 1999             September 30, 1998
                                                   (Unaudited)                    (Unaudited)
                                            Shares            Amount            Shares           Amount

                  Balance, beginning        19,528,640        $20,054,640       18,652,497       $18,135,240
                                            ----------         ----------       ----------       -----------
         Issued pursuant to
                  Stock options                      0                  0          494,000           959,100
                  Private placement          2,689,841          1,161,901                0                 0
                  Warrants                           0                  0           36,557            63,975
                  Shares for debt settlement   288,767            144,384           50,000           100,000
                  Finders agreement                  0                  0          142,593           361,500
                  License agreement                  0                  0          190,550           500,000
                                            ---------------------------------   -----------------------------
                                             2,978,608          1,306,285          913,700       $ 1,984,575
                                            ---------------------------------   -----------------------------
                  Allotted for cash                  0                  0            1,443             2,525
                                            ---------------------------------   -----------------------------
                  Balance, ending           22,507,248         21,360,925       19,567,640       $20,122,340
                                            =============================       ============================


         c) During the nine month period ended September 30, 1999, no stock options were granted by the Company to employees, directors and other associated individuals. At September 30, 1999, stock options were outstanding as follows:

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

         d) During the nine month period ended September 30, 1999, no warrants were issued and outstanding warrants remained as follows:

                  Shares          Exercise Price             Expiration Date
--------------------------------------------------------------------------------
                  750,000                  $2.75            September 10, 2000
                   25,000                  $4.00            April 4, 2001
                  300,000                  $7.50            June 3, 2002

         e) At September 30, 1999, 1,675,000 common shares were held in escrow (September 30, 1998 - 1,675,000).
                  Pursuant to an escrow agreement dated April 30, 1998, these shares were subject to release on or before June 22, 1998, in the event that the Company attained certain cash-flow targets. Since these cash-flow targets were not achieved, these escrowed shares are in the process of being canceled.

12.      Income Taxes

         At December 31, 1998, the Company had accumulated tax losses aggregating approximately $13,100,000, which may be carried forward and applied against taxable income in future years up to 2003. The Company does not record the income tax benefit of these losses.

13.      Subsequent Events

         On October 7, 1999, a judgment in the amount of $288,833.20, to be paid to Tellus Consultants, Inc. (Tellus) was recorded against the Company. This concluded an issue in which Tellus had previously agreed to settle a debt by accepting the Company's stock in lieu of payment. Due to events beyond the Company's control, the stock certificate was not delivered and the judgment was entered.

         On October 20, 1999, IDM Environmental Corp. (IDM) obtained a judgment against the Company in the amount of $325,702.50.
         (See also Note 10)

14.      Segmented Information




                                                       US Services                  Consolidated Totals
                                                       & Products        Canada             Total
                                                     --------------- ------------- ---------------------

         (a) Three Months Ended September 30, 1999:
                           (Unaudited)
             Revenue                                  $(  231,291)  $         0             $(231,291)
             License Fees                                 500,000             0               500,000
              Cost of Sales                               859,724             0               859,724
                                                      ----------------------------------------------------------------
             Operating earnings (loss)                  ( 591,015)            0              (591,015)

              Administrative and general                  485,068         20,316              505,384
              Corporate development and marketing               0              0                    0
              Amortization and depreciation                74,085            877               74,962
                                                      ----------------------------------------------------------------
              Segmented profit (loss)                 $(1,150,306)    $(  21,193)         $(1,171,361)
                                                      ----------------------------------------------------------------

              Unallocated:
              Investment and other income                                                   1,063,883
                                                                                     ----------------
              GAIN (LOSS) FOR THE PERIOD                                                  $  (107,478)
                                                                                     ------------------
              IDENTIFIABLE ASSETS                     $ 7,053,805  $     483,432           $7,537,237
                                                        =========      ==========           ==========

         (a) Three Months Ended September 30, 1998:
                           (Unaudited)
             Revenue                                  $   382,433  $           0           $  382,433
              License Fees                                500,000              0              500,000
              Cost of Sales                               463,965              0              463,965
                                                      ----------------------------------------------------------------
              Operating earnings (loss)                   418,468              0              418,468

              Administrative and general                  697,233         40,706              737,939
              Corporate development and marketing          71,731         13,995               85,726
              Amortization and depreciation                91,234              0               91,234
                                                      ----------------------------------------------------------------
              Segmented profit (loss)                 $(  441,730)     $( 54,701)           $(496,431)
                                                      ----------------------------------------------------------------
                       Unallocated:
                  Other income (expense)                                                     (527,979)
              Investment and other income                                                    $ 30,701
                                                                                     ------------------
              GAIN (LOSS) FOR THE PERIOD                                                   $( 993,709)
                                                                                     ------------------
              IDENTIFIABLE ASSETS                      $7,323,718      $ 560,597         $  7,884,315
                                                        =========      ==========             ==========



14.      Segmented Information




                                                      US Services                  Consolidated Totals
                                                       & Products        Canada             Total
                                                     --------------- ------------- ---------------------

         (c) Nine Months Ended September 30, 1999:
                           (Unaudited)
             Revenue                                  $ 2,185,294        $    0           $ 2,185,294
              License Fees                              1,500,000             0             1,500,000
              Cost of Sales                             3,351,621             0             3,351,621
                                                     ----------------------------------------------------------------
             Operating earnings (loss)                    333,673             0               333,673

              Administrative and general                1,928,366        74,534             2,002,900
              Corporate development and marketing           1,389             0                 1,389
              Amortization and depreciation               222,257         2,631               224,888
                                                     ----------------------------------------------------------------
              Segmented profit (loss)                $( 1,818,339)    $( 77,165)         $( 1,895,504)
                                                     ----------------------------------------------------------------

              Unallocated:
                  Other income (expense)                                                      989,788
              Investment and other income                                                     324,922
                                                                                        ------------------
              GAIN (LOSS) FOR THE PERIOD                                                  $  (580,794)
                                                                                        ------------------
              IDENTIFIABLE ASSETS                    $  7,053,805     $ 483,432           $ 7,537,237
                                                        =========     ==========           ==========

         (d) Nine Months Ended September 30, 1998:
                           (Unaudited)
             Revenue                                  $ 1,377,392         $   0          $  1,377,392
              License Fees                              1,575,758             0             1,575,758
              Cost of Sales                             1,462,385             0             1,462,385
                                                      ----------------------------------------------------------------
              Operating earnings (loss)                 1,490,765             0             1,490,765

              Administrative and general                2,374,603       132,408             2,507,011
              Corporate development and marketing         274,386        67,787               342,173
              Amortization and depreciation               242,545         6,360               248,905
                                                      ----------------------------------------------------------------
              Segmented profit (loss)                 $(1,400,769)   $( 206,555)          $(1,607,324)
                                                      ----------------------------------------------------------------
                       Unallocated:
                  Other income (expense)                                                   (1,055,947)
              Investment and other income                                                   $ 139,075
                                                                                       ------------------
              GAIN (LOSS) FOR THE PERIOD                                                  $(2,524,196)
                                                                                       ------------------
              IDENTIFIABLE ASSETS                     $ 7,323,718     $ 560,597           $ 7,884,315
                                                        =========    ==========            ==========



15.      Contingencies

         Legal Proceedings

         As previously reported, the staff of the Securities and Exchange Commission has been investigating the affairs of the Company. The staff has advised the Company's attorneys that the Commission intends to initiate proceedings against the Company and certain persons associated with the Company but no such proceedings have as yet been initiated.

16.      Related Party Transactions

         During the three months ended September 30, 1999, the Company paid consulting fees and salaries of $0 (September 30, 1998 - $126,291) to directors, former directors and/or private companies controlled by directors and/or individuals related to directors.

17.      Commitments

         a) The Company has entered into numerous non-exclusive finder's agreements with third parties to promote the Company's remediation process for soil and industrial wastes. The Company will pay between 1% and 7% commission on gross revenues generated by the third parties. These agreements expire within one and two years.

         b) The Company entered into a finder's agreement with a third party to raise capital for the Company through private placements. The Company will pay a 5% commission on private placements raised directly or indirectly by the third party. The agreement expires on September 27, 2000, with an option to renew for another five years.

         c) The Company has agreed to pay royalties to Earthworks Industries, Inc. (Earthworks), a Canadian public company, based on Cdn $1/tonne (metric ton) of soil remediated in Canada or the United States ($1/tonne will be U.S. dollars if soil is remediated in the USA). The Company will receive one share in Earthworks for each $1of royalty paid, to a maximum of 200,000 shares, in minimum blocks of 50,000. These shares are accrued as the soil is remediated. An additional $1 (Cdn or U.S.) will be paid for each tonne of soil remediated on contracts resulting from the efforts of Earthworks. The Company has the right to offset royalty payments against the convertible loan from Cortina Integrated Waste Management, Inc. (See also Note 8c).

18.      Economic Dependence

         During the nine months ended September 30, 1999, revenues of $439,995 were earned from six customers, of which $349,915 is included in accounts receivable.

         License  fees of  $1,500,000  (September  30, 1998 -  $1,575,758)  were recognized in the nine months ended September 30, 1999, as disclosed in
         Note 3.

19.      Reconciliation to United States Generally Accepted Accounting
         Principles

         As discussed in Significant Accounting Policies (Note 1), these consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences in accounting principles as they pertain to these consolidated financial statements are as follows:

         Marketable Securities

         Under GAAP, the accounting for marketable securities depends on the classification of securities as held to maturity, trading or available for sale. The classification would be based on management's intent. Marketable securities included in long-term investments (Note 8) would be classified as being available for sale. Under U.S. GAAP, such securities would be recorded at fair value, with any changes recorded in a separate component of shareholder's equity. Realized gains or losses would be recorded on the income statements. At September 30, 1999, the effect on the presentation of long-term investment for U.S. GAAP purposes would not be material.

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

Nine Months Ended September 30, 1999, Compared to the Nine Months Ended September 30, 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had a working capital of $3,483,557, a decrease of $357,942 or 9.3% from the $3,841,499 reflected at December
 31, 1998. Within the current liabilities, significant increases occurred in accounts payable, accrued expenses and loans payable as a result of preparing for projects which commenced during the nine-month period of 1999.

The Company has financed its operations through revenues received from MBS sales, projects and related revenues. Extraordinary expenses associated with Legal Proceedings are being financed through the sale of the Company's securities to certain private investors. The Company expects to continue to provide for its cash and capital needs in this manner until operations are sufficient to meet these needs.

Cash Flows

During the nine-month period ended September 30, 1999, the Company increased its cash overdraft position $312,758 versus an overdraft cash position of $58,359 in the comparable period in 1998. In the current period, cash was provided mainly from sales revenues, and from non-interest bearing demand loans. Cash-flow further reflects the out-flow of monies required to finance work in progress for which revenues and profits will not be fully realized until later in 1999 or 2000.

The  Company  notes  that  the   multi-faceted   agreement  that  it  and  Smart
International reached with BOHAI Chemical group Co. to commence Phase 1 of remediating a stockpile of chromium contaminated soil and slag and to install two In-line remediation systems at BOHAI plants in China should generate cash flow and reduce current inventory in or by the first quarter of 2000. This agreement was publicly announced by the Company on September 1, 1999.

Results of Operations

Aggregate revenue (environmental clean-ups and waste disposal projects, Training Institute fees and license fees) increased to $3,685,294 from $2,935,150; an increase of $750,144, or 25.6%, for the nine-month period ended September 30, 1999. This resulted primarily from increased remediation activity as projects that were initially obtained during 1998 reached their on-site start-up and operational phases.

Cost of sales increased to $3,351,621, representing an increase of $1,889,236, or 129.2%, over the comparable 1998 period's $1,462,385, when revenues were significantly lower. As the period entailed costs associated with large project start-ups and simultaneous running, for which invoicing will not be completed until the fourth quarter of 1999 or later, and high inventory purchase costs incurred in preparation for these projects and other contemplated projects.

The Company reported a Gross Margin Loss of $1,166,327 for the current period, which was an increase versus the loss of $84,993 recorded in the nine-month period ended September 30, 1998. The Company notes that the currently non-billable project work and high costs associated with inventory purchases have restricted profitability. In addition, the Company believes that project costs do not yet reflect the full economy of scale potential for operations at this stage in its development.

Investment and other income increased to $307,477 from $139,075 in the comparable period in 1998, an increase of $168,402. This increase resulted primarily from an equivalent change to the income received from interest on related party loans and a settlement payment from the Tristate Restoration Company, Inc. lawsuit which was resolved during the first quarter.

Selling, general and administrative expenses (SG&A) decreased $504,111, or 20.1%, to $2,002,900 in the nine-month period ended September 30, 1999, versus the 1998 comparable period's $2,507,011. While significant contributions to the 1999 expenses were made by legal costs incurred by the Company.

For the nine-month period ended September 30, 1999, the Company is reporting a loss from operations of $1,588,027, versus a loss of $1,468,249 in the comparable period of 1998. This loss, which reflects an increase of $119,778, or 8.2%, is disappointing, although the Company recognizes it to be a further indicator of the large abnormal expenses that the Company experienced in the 1999 period, which are discussed above.

Other

In anticipation of significantly increased remediation in 1999 and thereafter, the Company has been progressively increasing its inventory of the main chemical ingredient in MBS since mid-1998, as the chemical has a relatively long lead-time prior to availability. Although several major projects have commenced in 1999, this build-up of inventory is still the primary reason for the value of inventory increasing $588,532 to a total of $2,127,092 from the $1,538,560 recorded at December 31, 1998. The Company believes that demand for product for contracts already issued, most particularly the BOHAI agreement discussed above, and contracts in process and pending in 1999 and 2000 will result in a need exceeding full utilization of the currently held inventory.

Three Months Ended September 30, 1999, Compared to the Three Months Ended September 30, 1998.

Aggregate revenue (environmental clean-ups and waste disposal projects, Training Institute fees and license fees) decreased to $439,995 from $882,433; a decrease of $442,438, or 50.1%, for the three-month period ended September 30, 1999. This resulted primarily from an adjustment to the Company's contract with Western Steel Limited in the quarter, as noted in Item 1 - Consolidated Statement of Operations and Deficit.

Cost of sales increased to $859,724, representing an increase of $395,759, or 80.3%, over the comparable 1998 period's $463,965. The period entailed costs associated with large project start-ups and simultaneous running, for which invoicing will not be completed until the fourth quarter of 1999.

The Company reported a Gross Margin Loss of $1,091,015 for the current period, which was an increase versus the loss of $81,532 recorded in the three-month period ended September 30, 1998.

Investment and other income increased to $56,650 from $30,701 in the comparable period in 1998, an increase of $25,949. This increase resulted primarily from an equivalent change to the income received from interest on related party loans.

Selling, general and administrative expenses (SG&A) decreased $232,555, or 31.5%, to $505,384 in the three-month period ended September 30, 1999, versus the 1998 comparable period's $737,939. As previously noted, legal costs contributed significantly to this situation.

For the three-month period ended September 30, 1999, the Company is reporting a loss from operations of $1,114,711, versus a loss of $465,730 in the comparable period of 1998. This loss, which represents an increase of $648,981, or 139.3%, is viewed as a part of the Company's large abnormal expenses experienced in the 1999 period, as previously discussed.

Year 2000 Issue

The effect of the Year 2000 Issue on the Company may be experienced before, on, or after January 1, 2000, and, if not satisfactorily addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the conduct of normal business operations. The Company's services do not utilize equipment or systems that depend on computer software. The Company's accounting systems are personal computer based and presently utilize off-the-shelf accounting software. The Company plans to purchase software upgrades from software vendors, and these purchases are not expected to have a material impact on the Company's results of operations. It is not possible, at the present time, to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or third parties, will be satisfactorily resolved.

Forward-looking Statements

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

         See Note 15.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None

         (b)      None

         (c) During the quarter ended September 30, 1999, the Company issued 288,767 shares of stock in exchange for cash and forgiveness of debt in the amount of $144,384.

         (d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibit is filed as part of this report:

                  -        Financial Data Schedule


         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 18, 1999          SOLUCORP INDUSTRIES LTD.




                                            By: /s/
                                                Peter Mantia - President