Form 10QSB/A
period 1999-09-30
SOLUCORP INDUSTRIES LTD
filed 1999-11-29
CIK 1051720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


                            SOLUCORP INDUSTRIES, LTD.
               (exact name of registrant as specified in charter)

                         AMENDMENT NO. 1 to FORM 10-QSB

                  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1999, as follows:

                           To amend PART I, ITEM 1, Note 13, to add the following paragraph:

"After the close of the quarter, Birco Environmental Services, Ltd., initiated litigation in Canada, against the Company and a subsidiary, seeking damages of C$609,703.07 for breach of contract. The Company has filed a Statement of Defence denying the substantive allegations of the Birco Claim."

                           To amend PART II, ITEM 1, to read in its entirety:

"See Notes 13 and 15."

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant had duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 29, 1999                    SOLUCORP INDUSTRIES, LTD.
                                            -------------------------
                                           (Registrant)



                                             By: /s/ Peter Mantia
                                                Peter Mantia, President